Form 10-K
period 2016-09-30
GO2GREEN LANDSCAPING, INC.
filed 2016-12-28
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 333-212446

GO2GREEN LANDSCAPING, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3389613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Western Ave. Suite 19, Glendale CA	91201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(301) 418-9691

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2016 was $Nil based on a $Nil closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

14,400,000 common shares as of December 28, 2016.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" and mean Go2Green Landscaping, Inc., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on September 16, 2015. We are an early stage company and have limited business operations and nominal revenues.

We operate a landscape design and construction business that specializes in green, water conserving products and services. Our company offers customers in the greater Los Angeles area the option to convert their current water-consuming gardens, into attractive alternative layouts that require a fraction of the water that is needed to sustain a traditional lawn. Our company specializes in faux grass (artificial lawns), desert-oriented plants and grasses that are misers on water, as well as naturally-sourced landscaping stones and construction materials.

Our address is 825 Western Ave, Suite 19, Glendale, CA 91201.  Our telephone number is (301) 4118-9691.

We do not have any subsidiaries.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are an early stage company and have limited business operations and nominal revenues.

We operate a landscape design and construction business that specializes in green, water conserving products and services. Our company offers customers in the greater Los Angeles area the option to convert their current water-consuming gardens, into attractive alternative layouts that require a fraction of the water that is needed to sustain a traditional lawn. Our company specializes in faux grass (artificial lawns), desert-oriented plants and grasses that are misers on water, as well as naturally-sourced landscaping stones and construction materials.

To date, our activities have been limited to determining our material supply channels, initial branding efforts, and our formation and raising capital.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.	The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

2.	The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non- convertible debt; or

4.	The date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Principal Products, Services and Their Markets

Our company provides comprehensive landscaping services centered on the fundamental promotion of water conservation through 'green' gardening practices in the greater Los Angeles area. California is, currently, in the midst of an unprecedented 4-year drought, and in fact, one of the worst periods of drought in the state's recorded history. In summer, the temperatures in the Greater Los Angeles area and surrounding valleys consistently soar to record-high levels, and the supporting water reservoirs are critically low. Traditionally, Southern California relies on the rainy season from December to April to replenish reservoirs that are used for everything from vital agricultural irrigation and drinking water, to manufacturing industries, to household use, which includes a staggering proportion for lawn and garden watering. Historically, the moisture-heavy winter storms that rolled in over the Sierra Nevada mountains deposited large alpine snow packs that subsequently melted in spring months to supply up to 30% of the state's water requirements. Now, while it appears that the winter of 2015-2016 has supplied some relief in the form of El Nino induced storms, 2015 saw the existing snow pack at its second-lowest level on record. The federal government has warned farmers in the Central Valley of California that for the 2nd year in a row, it will not provide any water from its Central Valley reservoir system – a tremendous setback to an international multi-billion dollar industry.

In March 2015, state regulators voted to impose a new round of broad-based water conservation rules. From the once routine pouring of water into glasses at the restaurant table, to the often daily irrigation of front and backyard lawns and gardens, the government is initiating sweeping changes in response to the recognized crises. Furthermore, based on recent years, and with the assessment for this year, farmers anticipate leaving as much as one million acres fallow, nearly twice the area that went unplanted last year. In cities such as Santa Barbara, desalination plants that have hitherto gone unused, are now being restored and brought on line to help meet the fresh water demand. In short, while the El Nino storms of 2015-2016 provided some short term relief, there is no evidence to conclude that the current crisis will ease anytime soon, hence, California is in dire need of strategies for water diversion and conservation.

The motivation for our company came in part from the desire to help address California's drought crisis by providing individuals with the ability to choose sustainable water-saving landscape alternatives. Our sustainable garden solutions not only offer an array of options for groundcover and plant materials, but select species that are naturally more indigenous to the arid environment and flourish in such climates. The idea of a "desert oasis," planting high water-demand plants in an arid setting is no longer realistic from an environmental or economic perspective. Through selecting beautiful low-demand plant material, alongside natural stone surfaces, dramatic landscape settings can be created to conserve both water and money realized year after year.

For individuals seeking to maintain a more traditional appearance of their gardens with the juxtaposition of grass in this emerging desert landscape, our company has specifically targeted the use of ultra-realistic faux grass to supplant the use of real grass for 'lawnscapes'. The technology of faux grass has made significant strides in quality, aesthetic, and price over recent years. Older versions of faux grass, or artificial turf as it was more commonly called, often lacked the look and feel of real grass, was prone to fading and wear, and was in some cases hazardous in its construction - containing unwanted elements such as lead. Previous generations of faux grass simply could not match the beauty of a real, lush lawn, however, this is no longer the case. Faux grass is now a well-constructed, durable, safe, and viable alternative to real grass, with remarkable visual similarities to real grass. Faux grass lawns are purposely built, determining density and height of grass 'blades' based on needs of residential and commercial uses. From pet ownership to recreational playing fields, these made in the USA solutions are readily available and highly customizable.

Our company is in the process of determining landscaping options that include plants that are misers with water, as well as natural patio stones and bricks that when blended all together, create a spectacular and realistic yard. Our company will do all of the project construction and ensure that each element is properly designed and installed. We company will also warranty all of our work.

The market for our services is currently strong and growing, with now even local governments in Los Angeles providing cash subsidies to homeowners when they convert to sustainable landscaping. Our company will provide full service care for residential and commercial properties, from initial landscape design, to hard and soft materials selection, plant or synthetic groundcovers, as well as installation. As water conservation emerges in the consciousness of the consumer, our company is positioned to be a leading resource for innovation in this field.

While our company is based in Glendale, California, we are planning to do our initial test marketing in the wealthy enclave known as the greater "South Bay" communities such as Manhattan Beach, Hermosa Beach, Palos Verdes, Redondo Beach, and the Pacific Palisades are all nearby and generally have upper tier demographics. This market has both the means and the social awareness to embrace our green water-saving concept. Homeowners in these areas often have fantastic properties and put a high value on aesthetic, and when this is coupled with a social obligation to conserve water, a powerful marketing case is created. Our company will eventually expand beyond the South Bay market and ultimately encompass all of the greater Los Angeles region, however, it is felt that starting in relatively more affluent areas is most prudent.

Distribution Methods

Potential customers will find our company primarily through an on-line campaign that will leverage our website (http://www.go2greenlandscaping.com). On-line ads and marketing platforms such as Google Adwords will be employed in our initial campaign. It is also hoped that as our marketing takes hold and customers start to enjoy our services that a solid referral network will come into being. Our company will also take out strategic ads and place coupons in local home flyers and home and garden publications.

Status of Publicly Announced New Products or Services

Our company has no new publicly announced products or services.

Competitive Business Conditions and Strategy; the Company's Position in the Industry

Our company will compete with other local faux grass and landscape installation companies. Established companies such as AGI (Artificial Grass Inc.) and "Fass" Fake Grass, among others, are well established in the Greater Los Angeles market and produce quality work. We will be in direct competition with these firms, and will hopefully carve out our own niche in this rapidly expanding market. What will set our company apart is that we will provide an all-encompassing water conservation and landscape solution. In essence, our company will approach each customer and look at their lawn, garden, and landscaping needs in their totality.

We will be able to assess all aspects of a customer's landscaping needs, from the installation of faux grass, to the determining of proper plants and foliage, to the shipping and installation of landscape construction materials. Rather than simply being a one off turf installer, we will provide complete landscaping solutions that aesthetically blend all of the elements together to create water conserving function, with eye-pleasing form. Everything will be geared to bringing water usage to an absolute minimum, but do it in a way that exceeds our customer's expectations and almost masks the underlying purpose with the sheer beauty of the finished product.

Our company will also act as a go to educational resource that can provide do-it -yourself information for customers that are both inclined to research and perhaps tackle projects on their own. Information will be primarily gleaned through our website and downloadable conservation and landscaping whitepapers. Customers will be able to get a wealth of technical detail and step by step installation advice. We will also provide key details on government incentives that can significantly reduce the cost of a project, as well as long term cost savings vs. keeping their existing real-grass yard. Our goal in providing as much information as possible is to empower our customers to make informed decisions, and also to do our part to mitigate the larger water crisis whenever possible. We are also confident that a high percentage of those that purchase our materials will also become customers and purchasers of our complete landscaping solution.

Talent Sources and Names of Principal Suppliers

The key to our success will be in the quality of our leadership and the degree to which we excel in our customer service. We feel that we have retained the right talent to succeed. Tom Toth is a local Los Angeles contractor, who has built a number of successful construction businesses. Mr. Toth currently owns Pacific Vinyl Fences, which installs state of the art durable fencing, deck and patio covers. Mr. Toth, in operating his current business, was struck by the degree to which customers were also asking him about faux grass and ecological landscaping.

Mr. Toth would frequently refer inquires to others, until he realized that the market was ripe to provide the solution in-house and do so in concert with a larger ecological good. Mr. Toth has also done a considerable amount of practical research and has identified local garden centers that can provide low water consumption plants and greenery, as well as local wholesalers of faux grass that is 100% American made and of high quality. Also, through Mr. Toth's network of construction industry contacts, a reliable source of landscaping materials has been identified.

Our company is also in the process of acquiring the services of a landscape designer that can render 3-D designs and graphic illustrations. The main goal being to supply a seamless customer experience from the first estimate, through to the design and construction phases.

Our company has also services of John Scavo. Mr. Scavo is an established Los Angeles based entrepreneur. Mr. Scavo has founded a number of successful companies, and he currently specializes in supplying high quality catering for the motion picture business. The focus for John is to always supply high quality meals that come from sustainable and natural sources whenever possible. His keen interest in providing environmentally friendly products has piqued John's interest in our company. He is willing to devote his marketing and sales expertise to our company and build a comprehensive marketing strategy that will connect our company with our targeted upper-tier demographic. Mr. Scavo also realizes the tertiary benefit of our company, in that every gallon of water saved domestically can help go to the irrigation of sustainable and natural crops (food stuffs) – that he of course relies on in his other line of work.

Dependence on one or a few major customers

We are not dependent on any one customer for its success. Multiple customers are solicited, and multiple suppliers of relevant construction and landscaping materials are being sourced.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent or trademark. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than the requirement to have a business license for the areas in which we conduct business.

Research and Development Activities and Costs

There are no extra research or development costs, as our officers and directors are donating their time and energy in this start-up phase.

Number of Employees

Our company has no employees. Our officers and directors are largely donating their time to the development of our company, and intend to do whatever work is necessary to bring us to viability. We have no other employees, but do foresee hiring additional customer service contractors as our company expands into other markets.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Properties

Our address is, 825 Western Ave., Suite 19, Glendale CA 91201. Our offices are provided at no cost to our company.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not yet quoted on any markets or exchanges.

We have not yet appointed a transfer agent.

As of December 28, 2016 we had 32 shareholders with 14,400,000 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2016.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Year Ended September 30, 2016 and the period September 16, 2014 (inception) to September 30, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended September 30, 2016, which are included herein.

Our operating results for the year ended September 30, 2016, for the period September 16, 2014 (inception) to September 30, 2015 and the changes between those periods for the respective items are summarized as follows:

	Year Ended September 30, 2016	The period September 16, 2014 (inception) to September 30, 2015	Change
Revenue	$10,375	$-	$10,375
Cost of revenue	4,985	-	4,985
General and administrative expenses	9,610	-	9,610
Professional fees	24,911	1,437	23,74
Net Loss	$29,131	$1,437	$27,694

Our financial statements report a net loss of $29,131 for the year ended September 30, 2016 compared to a net loss of $1,437 for the year ended September 30, 2016. Our losses have increased by $27,694, primarily as a result of operating the company for full year as compared to for 15 days for prior year .

Our operations commenced in June 2016. We have generated revenues of $10,375 and $0 and have incurred $4,985 and $0 in cost of revenue for the year ended September 30, 2016 and the period September 16, 2014 (inception) to September 30, 2015, respectively.

Our operating expenses for the year ended September 30, 2016 were $34,521 compared to $1,437 for the period September 16, 2014 (inception) to September 30, 2015. The increase in operating expenses was primarily as a result of operating the company for full year as compared to for 15 days for prior year.

Liquidity and Financial Condition

Working Capital

	As at	As at
	September 30, 2016	September 30, 2015
Current Assets	$26,319	$8,563
Current Liabilities	$9,887	$-
Working Capital	$16,432	$8,563

Cash Flows

	Year Ended	Year Ended
	September 30, 2016	September 30, 2015
Cash Flows Used In Operating Activities	$(16,506)	$(5,000)
Cash Flows From Financing Activities	$37,000	$10,000
Net Increase In Cash During the Period	$20,494	$5,000

Our total current assets as of September 30, 2016 were $26,319 as compared to total current assets of $8,563 as of September 30, 2015. The increase was primarily due to an increase in cash of $20,494 and accounts receivable of $825.

Our total current liabilities as of September 30, 2016 were $9,887 as compared to total current liabilities of $0 as of September 30, 2015. The increase was primarily due to an increase in accounts payable and accrued liability of $9,887.

Operating Activities

Net cash used in operating activities was $16,506 for the year ended September 30, 2016 compared with net cash used in operating activities of $5,000 in the period September 16, 2014 (inception) to September 30, 2015.

Financing Activities

Net cash from financing activities was $37,000 for the year ended September 30, 2016 compared to $10,000 received from financing activities in the period September 16, 2014 (inception) to September 30,.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We have generated nominal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we do not have enough cash on hand to cover operating costs for the next 12 months.

If we are unable to meet our needs for cash from either our current offering, operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

To meet our need for cash we plan to raise funds from our Offering. On October 10, 2016, our company's Registration Statement on Form S-1 was declared effective, under which our company is seeking to raise $74,000 under the Offering. Our company has not yet sold any shares under its current offering. To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

As of September 30, 2016, our company had a net loss of $29,131 and has earned nominal revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending September 30, 2017. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on our company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Go2Green Landscaping, Inc.

Glendale, California

We have audited the accompanying balance sheets of Go2Green Landscaping, Inc. (the “Company”) as of September 30, 2016 and 2015 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 2016 and the period from September 16, 2015 (Inception) through September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the year ended September 30, 2016 and the period from September 16, 2015 (Inception) through September 30, 2015, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses and had negative cash flow from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

Houston, Texas

December 28, 2016

GO2GREEN LANDSCAPING, INC.

Balance Sheets

	September 30,	September 30,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$25,494	$5,000
Accounts receivable	825	-
Prepaid expenses	-	3,563
Total Current Assets	26,319	8,563

TOTAL ASSETS	$26,319	$8,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	9,887	-
Total Current Liabilities	9,887	-

Total Liabilities	9,887	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, 13,700,000 and 10,000,000 shares issued and outstanding, respectively	13,700	10,000
Additional paid in capital	33,300	-
Accumulated deficit	(30,568)	(1,437)
Total Stockholders' Equity	16,432	8,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,319	$8,563

 See accompanying notes to these financial statements.

GO2GREEN LANDSCAPING, INC.

Statements of Operations

		September 16, 2015
	Year Ended	(Inception) to
	September 30,	September 30,
	2016	2015

Revenues	$10,375	$-
Cost of goods sold	4,985	-
Gross profit	5,390	-

Operating Expenses
General and administrative	9,610	-
Professional fees	24,911	1,437
Total Operating Expenses	34,521	1,437

Loss from operations	(29,131)	(1,437)

Provision for Income Taxes	-	-

Net Loss	$(29,131)	$(1,437)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	11,851,805	5,000,000

  See accompanying notes to these financial statements.

GO2GREEN LANDSCAPING, INC.

Statement of Changes in Stockholders' Equity

For the period September 16, 2015 (date of inception) through September 30, 2016

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, September 16, 2015 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share to founders	-	-	10,000,000	10,000	-	-	10,000
Net loss for the period	-	-		-	-	(1,437)	(1,437)

Balance, September 30, 2015	-	-	10,000,000	10,000	-	(1,437)	8,563

Common stock issued for cash at $0.01 per share			3,700,000	3,700	33,300		37,000
Net loss	-	-	-	-	-	(29,131)	(29,131)

Balance, September 30, 2016	-	$-	13,700,000	$13,700	$33,300	$(30,568)	$16,432

 See accompanying notes to these financial statements.

GO2GREEN LANDSCAPING, INC.

Statements of Cash Flows

		September 16, 2015
	Year Ended	(Inception) to
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,131)	$(1,437)
Changes in current assets and liabilities:
Accounts receivable	(825)	-
Prepaid expenses	3,563	(3,563)
Accounts payable	9,887	-
Net cash used in operating activities	(16,506)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	37,000	10,000
Net cash provided by financing activities	37,000	10,000

Net cash increase for period	20,494	5,000
Cash at beginning of period	5,000	-
Cash at end of period	$25,494	$5,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

  See accompanying notes to these financial statements.

GO2GREEN LANDSCAPING, INC.

Notes to the Financial Statements

For the period September 16, 2015 (date of inception) through September 30, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Go2Green Landscaping, Inc., (the "Company") is a Nevada corporation incorporated on September 16, 2015. It is based in Glendale, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is September 30.

The Company intends to operate a landscape design and construction business that specializes in green, water-conserving products and services. The Company will offer customers in the South Beach area of Greater Los Angeles, the option to convert their current water-consuming gardens, into attractive alternative layouts that require a fraction of the water that is needed to sustain a traditional lawn. The company specializes in Faux Grass (artificial lawns), desert-oriented plants and grasses that are misers on water, as well as naturally-sourced landscaping stones and construction materials.

To date, the Company's activities have been limited to the sourcing of its material supply channels, initial branding efforts, and in its formation and the raising of equity capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $25,494 and $5,000 in cash and cash equivalents as of September 30, 2016 and 2015.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures," which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016.  The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carry forward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

No stock-based compensations costs were incurred for the year ended September 30, 2016 and from September 16, 2015 (Inception) to September 30, 2015.

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred. No advertising costs were incurred for the year ended September 30, 2016 and from September 16, 2015 (Inception) to September 30, 2015.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.  See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2016 and 2015.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, "Revenue Recognition." The Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2016, the Company has a loss from operations of $29,131, an accumulated deficit of $30,568 and nominal revenue. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2017.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Common Stock

The Company has authorized 180,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended September 30, 2016, the Company issued 3,700,000 shares of common stock for cash of $37,000.

From September 16, 2015 to September 30, 2015, the Company has issued a total of 10,000,000 common shares for cash of $10,000, as follows:

•	On September 24, 2015, the Company issued to its founders 10,000,000 shares of common stock at $0.001 per share for $10,000.

As of September 30, 2016 and 2015, the Company has 13,700,000 and 10,000,000 shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30, 2016	September 30, 2015
Income tax expense at statutory rate	$(9,306)	$(489)
Valuation allowance	9,306	489
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30, 2016	September 30, 2015
NOL carry forward	$9,795	$489
Valuation allowance	(9,795)	(489)
Net deferred tax asset	$-	$-

Utilization of the NOL carry forwards, which expire 20 years from when incurred, of approximately $-30,568 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 and 2015, revenue was comprised of one labor contract to an unrelated third party for $10,375 and $0, respectively. The Company solely utilized the labor of the Company's management for the landscaping project in September 2016.During the year ended September 30, 2016 and 2015, the company recorded management fee of $2,806 and $0, respectively; and purchased materials recorded as cost of goods sold from a Company owned by one of its shareholder in the amount of $4,985 and $0, respectively.

Equity

On September 24, 2015, the Company issued 10,000,000 shares of its common stock to officers and directors, at $0.001 per share for a total cash consideration of $10,000.

Other

The controlling shareholders have pledged their support to fund continuing operations during the development stage; however, there is no written commitment to this effect. The Company is dependent upon the continued support.

The officer and director of the Company may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its sole key employee, the controlling shareholder, who is an officer and director of the Company.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company received $14,000 in cash for the sale of 700,000 common shares.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2016 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2016.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tom Toth	President, Chief Executive Officer, Chief Financial Officer and Director	47	September 16, 2015
John Scavo	Secretary, Treasurer and Director	42	September 16, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Tom Toth - President, Chief Executive Officer, Chief Financial Officer and Director

Tom Toth is the founder and owner of Pacific Vinyl Fences, a South Bay-Los Angeles-based company established in 2010. Prior to 2010, Mr. Toth also purchased and operated California Fences from 2007 to 2010, a company that specializes in the installation of high quality vinyl fences, decks, and patio covers. Mr. Toth's additional organizational experience comes in his working as a crew chief of fleet services for American Airlines at Los Angeles International Airport, from 1987 to 2006. Mr. Toth is also the president of his local homeowners association and a member of the Better Business Bureau.

Mr. Toth's interest in our company stems from a demand he has witnessed to provide the Greater Los Angeles region with more ecologically sensitive water conservation solutions.

Our company believes that Mr. Toth's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

John Scavo – Secretary, Treasurer and Director

John Scavo is a Los Angeles-based entrepreneur that has specialized since 2000 in providing high quality catering services to Los Angeles movie and television production sets. Mr. Scavo counts a number of top studios as customers, and the services of his company, JSF-HOWS LLC, are in high demand. Prior to starting his catering business, Mr. Scavo attended Cabrillo Junior college in Santa Cruz, California, from 1994-1997, and he also joined and was deployed in the U.S. Navy. Mr. Scavo specializes in sales and marketing, and in the Navy he learned valuable team building skills.

Mr. Scavo is bringing his entrepreneurial abilities to our company and also recognizes the urgent need to help, if even in a small way, to mitigate the California water crisis.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not have a standing audit committee as we currently have limited working capital and nominal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

We do not have a standing audit committee. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Tom Toth President, CEO, CFO and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
John Scavo Secretary, Treasurer and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2016 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 28, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Tom Toth 825 Western Ave, Suite 19 Glendale CA 9121	5,000,000 Common Shares / Direct	34.72%
John Scavo 825 Western Ave, Suite 19 Glendale CA 9121	5,000,000 Common Shares / Direct	34.72%
Directors and Executive Officers as a Group	10,000,000Common Shares	69.44%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 28, 2016. As of December 28, 2016 there were 14,400,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, Tom Toth and John Scavo.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2016 and for fiscal year ended September 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2016	September 30, 2015
Audit Fees	$10,920	$0
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,920	$0

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.2	Amended Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 2016)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GO2GREEN LANDSCAPING, INC.
(Registrant)

Dated: December 28, 2016	/s/ Tom Toth
Tom Toth
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 28, 2016	/s/ Tom Toth
Tom Toth
President, Chief Executive Officer, Chief Financial Officer and Director

Dated: December 28, 2016	/s/ John Scavo
John Scavo
Secretary, Treasurer and Director

