Form 10-K/A
period 2016-09-30
GO2GREEN LANDSCAPING, INC.
filed 2017-01-31
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 333-212446

GO2GREEN LANDSCAPING, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5133966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Western Ave. Suite 19, Glendale CA	91201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 418-9691

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K of Go2Green Landscaping, Inc., a Nevada corporation (the "Company"), for the year ended September 30, 2016, and filed with the Securities and Exchange Commission (the "SEC") on December 28, 2016, (the "Original Filing"); is to clearly set out on the cover page to the Original Filing that the Company is not a shell company.  The Company is filing updated XBRL files to reflect that the Company is not a shell company. We are also including as Exhibits current certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the Original Filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing on Form 10-K and the Company's other filings with the SEC.

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

GO2GREEN LANDSCAPING, INC.
(Registrant)

Dated: January 31, 2017	/s/ Tom Toth
Tom Toth
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 31, 2017	/s/ Tom Toth
Tom Toth
President, Chief Executive Officer, Chief Financial Officer and Director

Dated: January 31, 2017	/s/ John Scavo
John Scavo
Secretary, Treasurer and Director

