Form 10-Q
period 2016-12-31
GO2GREEN LANDSCAPING, INC.
filed 2017-02-01
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333-212446

GO2GREEN LANDSCAPING, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5133966
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 Western Ave., Suite 19, Glendale CA	91201
(Address of principal executive offices)	(Zip Code)

(310) 418-9691

(Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,400,000 common shares issued and outstanding as of February 1, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GO2GREEN LANDSCAPING, INC.

Interim Financial Statements

For the Quarterly Period Ended December 31, 2016

GO2GREEN LANDSCAPING, INC.

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$26,554	$25,494
Accounts receivable	-	825
Total Current Assets	26,554	26,319

TOTAL ASSETS	$26,554	$26,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	7,277	9,887
Total Current Liabilities	7,277	9,887

Total Liabilities	7,277	9,887

Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, 14,400,000 and 13,700,000 shares issued and outstanding, respectively	14,400	13,700
Additional paid in capital	46,600	33,300
Accumulated deficit	(41,723)	(30,568)
Total Stockholders' Equity	19,277	16,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,554	$26,319

The accompanying notes are an integral part of these unaudited financial statements

F-1

GO2GREEN LANDSCAPING, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2016	2015

Revenues	$7,725	$-
Cost of revenue	3,962	-
Gross profit	3,763	-

Operating Expenses
General and administrative	7,363	32
Professional fees	7,555	6,170
Total Operating Expenses	14,918	6,202

Loss from operations	(11,155)	(6,202)

Provision for Income Taxes	-	-

Net Loss	$(11,155)	$(6,202)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	14,028,268	10,000,000

The accompanying notes are an integral part of these unaudited financial statements

F-2

GO2GREEN LANDSCAPING, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,155)	$(6,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	825	-
Changes in current assets and liabilities:
Prepaid expenses	-	2,160
Accounts payable	(2,610)	-
Net cash used in operating activities	(12,940)	(4,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	14,000	-
Net cash provided by financing activities	14,000	-

Net cash increase (decrease) for period	1,060	(4,042)
Cash at beginning of period	25,494	5,000
Cash at end of period	$26,554	$958

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

F-3

GO2GREEN LANDSCAPING, INC.

Notes to the Financial Statements

December 31, 2016

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Regulation S-X. These interim unaudited financial statements do not include all of the information required for full annual financial statements and should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on December 28, 2016.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Concentrations

During the period ended December 31, 2016, revenue was comprised of three labor contracts to an unrelated third parties. One customer represented 80% of the revenues of the Company for the period ended December 31, 2016.

NOTE 2 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2016, the Company has an accumulated deficit of $41,723 and has earned revenues of $7,725 during the three month period.

The ability of the Company to obtain profitability is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F-4

NOTE 3 - EQUITY

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

During the period ended December 31, 2016 the Company issued 700,000 shares of common stock for cash of $14,000.

As of December 31, 2016 and September 30, 2016, the Company has 14,400,000 and 13,700,000 shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 2016, revenue was comprised of one labor contract to an unrelated third party for $7,725. The Company solely utilized the labor of the Company's management for the landscaping project in December 2016. During the period ended December 31, 2016 and 2015, the company recorded management fee of $3,700 and $0, respectively; and purchased materials recorded as cost of goods sold from a Company owned by one of its shareholder in the amount of $3,445 and $0, respectively.

F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Go2Green Landscaping, Inc., unless otherwise indicated.

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

Our Current Business

We are an early stage company and have achieved limited business operations and revenues.

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

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

4.	The date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934, which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2016 and 2015.

Three months ended December 31, 2016 compared to December 31, 2015.

	Three Months Ended December 31,
	2016	2015	Change

Revenue	$7,725	$-	$7,725
Cost of revenue	3,962	-	3,962
General and administrative expense	7,363	32	7,331
Professional fees	7,555	6,170	1,385
Net loss	$11,155	$6,202	$4,953

Our financial statements report an operating and net loss of $11,155 for the three months ended December 31, 2016 compared to operating and net loss of $6,202 for the three months ended December 31, 2015. Our losses have increased by $4,953, primarily as a result of an increase in general and administrative expense of $7,331.

Our operations commenced in June 2016, as such we do not have history to compare current operating results against. We have generated revenues of $7,725 and have incurred $3,962 in cost of revenue for the three months ended December 31, 2016.

Our operating expenses for the three months ended December 31, 2016 were $14,918 compared to $6,202 for the three months ended December 31, 2015. The increase in operating expenses was primarily as a result of an increase in management fee of $3,700 and other general and administrative expenses of $3,631.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2016 and September 30, 2016, respectively.

Working Capital

	As at December 31, 2016	As at September 30, 2016
Total current assets	$26,554	$26,319
Total current liabilities	$7,277	$9,887
Working capital	$19,277	$16,432

Cash Flows

	Three Months Ended December 31,
	2016	2015
Cash Flows Used In Operating Activities	$(12,940)	$(4,042)
Cash Flows From Financing Activities	$14,000	$-
Net Increase (Decrease) In Cash During Period	$1,060	$(4,042)

Operating Activities

Net cash used in operating activities during the three months ended December 31, 2016 was $12,940, compared to $4,042 net cash used in operating activities during three months ended December 31, 2015.

Financing Activities

Cash provided by financing activities during the three months ended December 31, 2016 was $14,000 was from the issuance 700,000 shares of common stock. The Company did not have any cash flows from financing activities during the three months ended December 31, 2015.

Plan of Operation and Future Financings

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

We prepare our interim financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our interim financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our interim financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

______

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GO2GREEN LANDSCAPING, INC.
(Registrant)

Dated: February 1, 2017	/s/ Tom Toth
Tom Toth
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

