Form 10-Q
period 2017-03-31
GO2GREEN LANDSCAPING, INC.
filed 2017-05-03
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

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

14,400,000 common shares issued and outstanding as of May 2, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GO2GREEN LANDSCAPING, INC.

Interim Financial Statements

For the Quarterly Period Ended March 31, 2017

GO2GREEN LANDSCAPING, INC.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$20,653	$25,494
Accounts receivable	-	825
Total Current Assets	20,653	26,319

TOTAL ASSETS	$20,653	$26,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	9,650	9,887
Total Current Liabilities	9,650	9,887

Total Liabilities	9,650	9,887

Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, 14,400,000 and 13,700,000 shares issued and outstanding, respectively	14,400	13,700
Additional paid in capital	46,600	33,300
Accumulated deficit	(49,997)	(30,568)
Total Stockholders' Equity	11,003	16,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,653	$26,319

The accompanying notes are an integral part of these unaudited financial statements

F-1

GO2GREEN LANDSCAPING, INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	$7,230	$-	$14,955	$-
Cost of revenue	2,735	-	6,697	-
Gross profit	4,495	-	8,258	-

Operating Expenses
General and administrative	3,326	3,852	10,689	3,884
Professional fees	9,443	680	16,998	6,850
Total Operating Expenses	12,769	4,532	27,687	10,734

Loss from operations	(8,274)	(4,532)	(19,429)	(10,734)

Provision for Income Taxes	-	-	-	-

Net Loss	$(8,274)	$(4,532)	$(19,429)	$(10,734)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	14,400,000	10,140,100	14,212,108	10,069,675

The accompanying notes are an integral part of these unaudited financial statements

F-2

GO2GREEN LANDSCAPING, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,429)	$(10,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	825	-
Changes in current assets and liabilities:
Prepaid expenses	-	2,340
Accounts payable	(237)	500
Net cash used in operating activities	(18,841)	(7,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	14,000	7,500
Net cash provided by financing activities	14,000	7,500

Net cash decrease for period	(4,841)	(394)
Cash at beginning of period	25,494	5,000
Cash at end of period	$20,653	$4,606

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

F-3

GO2GREEN LANDSCAPING, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements of Go2Green Landscaping, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Regulation S-X. These interim unaudited financial statements do not include all of the information required for full annual financial statements and should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on December 28, 2016.

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

Concentrations

During the period ended March 31, 2017, revenue was comprised of seven labor contracts to unrelated third parties. Three customers represented 77% of the revenues of the Company for the period ended March 31, 2017.

NOTE 2 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2017, the Company has an accumulated deficit of $49,997 and has earned revenues of $14,955 during the six-month period.

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

During the period ended March 31, 2017 the Company issued 700,000 shares of common stock for cash of $14,000.

As of March 31, 2017, and September 30, 2016, the Company has 14,400,000 and 13,700,000 shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2017 and 2016, the Company recorded management fees of $6,490 and $0, respectively; and purchased materials recorded as cost of goods sold from a Company owned by one of its shareholders in the amount of $6,180 and $0, respectively.

F-5

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

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

We operate a landscape design and construction business that specializes in green, water conserving products and services. Our company offers customers in the greater Los Angeles area the option to convert their current water-consuming gardens, into attractive alternative layouts that require a fraction of the water that is needed to sustain a traditional lawn. While our company specializes in the installation of faux grass (artificial lawns), and desert-oriented plants that are misers on water, we will also undertake additional work of enclosing client lawns and gardens with weather-proof fencing and privacy gates.

To date, our activities have been limited to determining our material supply channels, initial branding efforts, our formation and raising capital, as well as commencing work on current landscaping projects.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three and six months ended March 31, 2017 and 2016.

Our operations commenced in June 2016, as such we do not have history to compare current operating results against.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended
	March 31,
	2017	2016	Change

Revenue	$7,230	$-	$7,230
Cost of revenue	2,735	-	2,735
Operating Expenses
General and administrative expense	3,326	3,852	(526)
Professional fees	9,443	680	8,763
Net loss	$8,274	$4,532	$3,742

Our operating expenses, for the three months ended March 31, 2017 were $12,769 compared to $4,532 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in professional fees of $8,763.

We incurred a net loss of $8,274 and $4,532 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

	Six Months Ended March 31,
	2017	2016	Change

Revenue	$14,955	$-	$14,955
Cost of revenue	6,697	-	6,697
Operating Expenses
General and administrative expense	10,689	3,884	6,805
Professional fees	16,998	6,850	10,148
Net loss	$19,429	$10,734	$8,695

Our operating expenses, for the six months ended March 31, 2017 were $27,687 compared to $10,734 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in management fee of $6,490 and professional fees of $10,148, due to the start of our operations and increased professional fees for filing our reports with the SEC in 2016.

We incurred a net loss of $19,429 and $10,734 for the six months ended March 31, 2017 and March 31, 2016, respectively.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2017	As at September 30, 2016
Current Assets	$20,653	$26,319
Current Liabilities	$9,650	$9,887
Working Capital	$11,003	$16,432

Cash Flows

	Six Months Ended March 31,
	2017	2016
Cash Flows used in Operating Activities	$(18,841)	$(7,894)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	14,000	7,500
Net Decrease in Cash During the Period	$(4,841)	$(394)

As at March 31, 2017 our company’s cash balance was $20,653 and total assets were $20,653. As at September 30, 2016, our company’s cash balance was $25,494 and total assets were $26,319.

As at March 31, 2017, our company had total liabilities of $9,650, compared with total liabilities of $9,887 as at September 30, 2016.

As at March 31, 2017, our company had working capital of $11,003 compared with working capital of $16,432 as at September 30, 2016. The decrease in working capital was primarily attributed to a decrease in cash of $4,841.

Cash Flow from Operating Activities

During the six months ended March 31, 2017, our company used $18,841 in cash from operating activities, compared to $7,894 cash used in operating activities during the six months ended March 31, 2016. The cash used from operating activities for the six months ended March 31, 2017 was mainly attributed to an increase in net loss for 2016.

Cash Flow from Investing Activities

During the six months ended March 31, 2017 and 2016, we did not have cash flows from investing activities.

Cash Flow from Financing Activities

During the six months ended March 31, 2017 our company received $14,000 from the issuance 700,000 shares of common stock compared to $7,500 received from the issuance 750,000 shares of common stock during the six months ended March 31, 2016.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2016, our company filed a Prospectus as part of our Registration Statement on Form S-1 which registered a total of 8,700,000 shares of our common stock at $0.02 per share, 3,700,000 of which were offered by selling shareholders, and 5,000,000 of which were offered by our company. We sought to raise $100,000 under the Offering. That Registration Statement was declared effective on October 7, 2016. Under the terms of that Registration Statement, the offering of the shares of our company stock would expire 270 days after October 7, 2016, unless extended by our Board of Directors for an additional period of 90 days.

On March 20, 2017, our company closed the Offering and will not sell any additional shares under that Registration Statement. 700,000 shares were sold under that Registration Statement with funds of $14,000 being raised.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.2	Amended Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 2016)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GO2GREEN LANDSCAPING, INC.
(Registrant)

Dated: May 3, 2017	/s/ Tom Toth
Tom Toth
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

