Form 10-Q
period 2017-06-30
GO2GREEN LANDSCAPING, INC.
filed 2017-08-03
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-212446

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

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

14,400,000 common shares issued and outstanding as of August 3, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GO2GREEN LANDSCAPING, INC.

Interim Financial Statements

For the Quarterly Period Ended June 30, 2017

GO2GREEN LANDSCAPING, INC.

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$5,662	$25,494
Accounts receivable	950	825
Total Current Assets	6,612	26,319

TOTAL ASSETS	$6,612	$26,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	2,082	9,887
Total Current Liabilities	2,082	9,887

Total Liabilities	2,082	9,887

Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, 14,400,000 and 13,700,000 shares issued and outstanding, respectively	14,400	13,700
Additional paid in capital	46,600	33,300
Accumulated deficit	(56,470)	(30,568)
Total Stockholders' Equity	4,530	16,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,612	$26,319

The accompanying notes are an integral part of these unaudited financial statements

F-1

GO2GREEN LANDSCAPING, INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$7,235	$850	$22,190	$850
Cost of revenue	3,705	-	10,402	-
Gross profit	3,530	850	11,788	850

Operating Expenses
General and administrative	4,070	376	14,759	4,260
Professional fees	5,933	5,215	22,931	12,065
Total Operating Expenses	10,003	5,591	37,690	16,325

Loss from operations	(6,473)	(4,741)	(25,902)	(15,475)

Provision for Income Taxes	-	-	-	-

Net Loss	$(6,473)	$(4,741)	$(25,902)	$(15,475)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	14,400,000	13,566,930	14,274,720	11,231,195

The accompanying notes are an integral part of these unaudited financial statements

F-2

GO2GREEN LANDSCAPING, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,902)	$(15,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	825	-
Changes in current assets and liabilities:
Accounts receivable	(950)	(850)
Prepaid expenses	-	3,563
Accounts payable	(7,805)	4,492
Net cash used in operating activities	(33,832)	(8,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	14,000	37,000
Net cash provided by financing activities	14,000	37,000

Net cash increase (decrease) for period	(19,832)	28,730
Cash at beginning of period	25,494	5,000
Cash at end of period	$5,662	$33,730

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

F-3

GO2GREEN LANDSCAPING, INC.

Notes to the Financial Statements

June 30, 2017

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

Concentrations

During the period ended June 30, 2017, revenue was comprised of seven labor contracts to unrelated third parties. Three customers represented 56% of the revenues of the Company for the period ended June 30, 2017.

NOTE 2 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2017, the Company has an accumulated deficit and has earned nominal revenues during the nine months June 30, 2017.

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

During the period ended June 30, 2017 the Company issued 700,000 shares of common stock for cash of $14,000.

As of June 30, 2017, and September 30, 2016, the Company has 14,400,000 and 13,700,000 shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2017 and 2016, the Company recorded management fees of $9,220 and $0, respectively; and purchased materials recorded as cost of goods sold from a Company owned by one of its shareholders in the amount of $9,885 and $0, respectively.

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

Our address is 825 Western Ave, Suite 19, Glendale, CA 91201. Our telephone number is (301) 418-9691.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three and nine months ended June 30, 2017 and 2016.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended
	June 30,
	2017	2016	Change

Revenue	$7,235	$850	$6,385
Cost of revenue	3,705	-	3,705
Operating Expenses
General and administrative expense	4,070	376	3,694
Professional fees	5,933	5,215	718
Net loss	$(6,473)	$(4,741)	$(1,732)

We generated revenues of $7,235 during the three months ended June 30, 2017, compared to revenues of $850 during the same period in 2016. Our operations commenced in June 2016.

Our operating expenses, for the three months ended June 30, 2017 were $10,003 compared to $5,591 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in management fee of $2,730.

We incurred a net loss of $6,473 and $4,741 for the three months ended June 30, 2017 and 2016, respectively.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

	Nine Months Ended June 30,
	2017	2016	Change

Revenue	$22,190	$850	$21,340
Cost of revenue	10,402	-	10,402
Operating Expenses
General and administrative expense	14,759	4,260	10,499
Professional fees	22,931	12,065	10,866
Net loss	$(25,902)	$(15,475)	$(10,427)

We generated revenues of $22,190 during the nine months ended June 30, 2017, compared to revenues of $850 during the same period in 2016. Our operations commenced in June 2016.

Our operating expenses, for the nine months ended June 30, 2017 were $37,690 compared to $16,325 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in management fee of $9,220 and professional fees of $10,866, due to the start of our operations and increased professional fees for filing our reports with the SEC in 2016.

We incurred a net loss of $25,902 and $15,475 for the nine months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June 30, 2017	September 30, 2016
Current Assets	$6,612	$26,319
Current Liabilities	$2,082	$9,887
Working Capital	$4,530	$16,432

Cash Flows

	Nine Months Ended June 30,
	2017	2016
Cash Flows used in Operating Activities	$(33,832)	$(8,270)
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$14,000	$37,000
Net Increase (Decrease) In Cash During Period	$(19,832)	$28,730

As at June 30, 2017 our company’s cash balance was $5,662 and total assets were $6,612. As at September 30, 2016, our company’s cash balance was $25,494 and total assets were $26,319.

As at June 30, 2107, our company had total liabilities of $2,082, compared with total liabilities of $9,887 as at September 30, 2016.

As at June 30, 2017, our company had working capital of $4,530 compared with working capital of $16,432 as at September 30, 2016. The decrease in working capital was primarily attributed to a decrease in cash of $19,832 offset by a decrease in accounts payable of $7,805.

Cash Flow from Operating Activities

During the nine months ended June 30, 2017, our company used $33,832 in cash used in operating activities, compared to $8,270 cash used in operating activities during the nine months ended June 30, 2016. The cash used in operating activities for the nine months ended June 30, 2017 was primarily attributed to an increase in net loss and a decrease in accounts payable.

Cash Flow from Investing Activities

During the nine months ended June 30, 2017 and 2016, we did not have cash flows from investing activities.

Cash Flow from Financing Activities

During the nine months ended June 30, 2017 our company received $14,000 from the issuance 700,000 shares of common stock compared to $37,000 received from issuance 3,700,000 shares of common stock during the nine months ended June 30, 2016.

Plan of Operation and Future Financings

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, are not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2017.

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

GO2GREEN LANDSCAPING, INC.
(Registrant)

Dated: August 3, 2017	/s/ Tom Toth
Tom Toth
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

