Form 10-K
period 2017-09-30
GO2GREEN LANDSCAPING, INC.
filed 2017-12-20
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 333-212446

GO2GREEN LANDSCAPING, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5133966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Western Ave., Suite 19, Glendale, CA	91201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 418-9691

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2017, was $88,000 based on a $0.02 price paid for such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

14,400,000 common shares as of December 18, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Go2Green Landscaping, Inc., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on September 16, 2015. We are an early stage company and have limited business operations and nominal revenues.

We operate a landscape design and construction business that specializes in green, water conserving products and services. Our company offers customers in the greater Los Angeles area the option to convert their current water-consuming gardens into attractive alternative layouts that require a fraction of the water needed to sustain a traditional lawn. Our company specializes in faux grass (artificial lawns), desert-oriented plants and grasses that are misers on water, as well as naturally-sourced landscaping stones, fencing and other construction materials.

Our address is 825 Western Ave, Suite 19, Glendale, CA 91201. Our telephone number is (301) 4118-9691.

We do not have any subsidiaries.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Emerging Growth Company Status

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

We operate a landscape design and construction business that specializes in green, water conserving products and services. Our company offers customers in the greater Los Angeles area the option to convert their current water-consuming gardens into attractive alternative layouts that require a fraction of the water needed to sustain a traditional lawn. Our company specializes in faux grass (artificial lawns), desert-oriented plants and grasses that are misers on water, as well as naturally-sourced landscaping stones, enclosed fencing, and other construction materials.

To date, our activities have been limited to determining our material supply channels, commencing initial projects, branding efforts, and the raising of capital.

Principal Products, Services and Their Markets

Our company provides comprehensive landscaping services centered on the fundamental promotion of water conservation through 'green' gardening practices in the greater Los Angeles area. California is currently coming out of an unprecedented 4-year drought, and in fact, one of the worst periods of drought in the state's recorded history. In summer, the temperatures in the Greater Los Angeles area and surrounding valleys consistently soar to record-high levels, and the supporting water reservoirs, while greatly replenished over the past 2016-2017 winter, reached critically low levels prior. Traditionally, Southern California relies on the rainy season from December to April to replenish reservoirs that are used for everything from vital agricultural irrigation and drinking water, to manufacturing industries and household use, which includes a large proportion for lawn and garden watering. Historically, the moisture-heavy winter storms that rolled in over the Sierra Nevada mountains deposited large alpine snow packs that subsequently melted in spring months to supply up to 30% of the state's water requirements. Now, while it appears that the winter of 2016-2017 has supplied some relief in the form of El Nina induced storms, 2015 saw the existing snow pack at its second-lowest level on record. Hence, while it can be surmised that the immediate California water crisis is over, it does not mean that the larger need to conserve CA water is gone. On the contrary, the California government recognizes that this is a long-term need.

The motivation for our company came in part from the desire to help address California's drought crisis by providing individuals with the ability to choose sustainable water-saving landscape alternatives. Our sustainable garden solutions not only offer an array of options for groundcover and plant materials, but select species that are naturally more indigenous to the arid environment and flourish in such climates. The idea of a "desert oasis," planting high water-demand plants in an arid setting is no longer realistic from an environmental or economic perspective. Through selecting beautiful low-demand plant material, alongside natural stone surfaces, dramatic landscape settings can be created to conserve both water and money year after year.

For individuals seeking to maintain a more traditional appearance of their gardens with the juxtaposition of grass in this emerging desert landscape, our company has specifically targeted the use of ultra-realistic faux grass to supplant the use of real grass for 'lawnscapes'. The technology of faux grass has made significant strides in quality, aesthetic, and price over recent years. Older versions of faux grass, or artificial turf as it was more commonly called, often lacked the look and feel of real grass, were prone to fading and wear, and were in some cases hazardous in its construction - containing unwanted elements such as lead. Previous generations of faux grass simply could not match the beauty of a real, lush lawn, however, this is no longer the case. Faux grass is now a well-constructed, durable, safe, and viable alternative to real grass, with remarkable visual similarities to real grass. Faux grass lawns are purposely built, determining density and height of grass 'blades' based on needs of residential and commercial uses. From pet ownership to recreational playing fields, these made in the USA solutions are readily available and highly customizable.

Our company has undertaken initial projects and is in a state of refining its processes and procedures. It also recognized the need to include outdoor fencing as part of its list of services. The demand of customers wishing to enclose their newly installed landscaping has increase significantly. Our company does all of the project construction, and ensures that each element is properly designed and installed. We also warranty all of our work.

The market for our services is currently strong and growing, and select local government programs are available to help customers subsidize the cost of their projects. Our company provides full service care for residential and commercial properties, from initial landscape design, to hard and soft materials selection, plant or synthetic groundcovers, as well as installation. As water conservation emerges in the consciousness of the consumer, our company is positioned to be a leading resource for innovation in this field.

Our company’s initial market test in the South Bay area of Los Angeles has gone well, and we are looking to expand our customer base into areas such as Glendale and Burbank, California The company is also looking to expand its internet marketing efforts in the first 3 months of 2018.

Distribution Methods

Potential customers find our company primarily through an on-line campaign that leverages our website (http://www.go2greenlandscaping.com). On-line ads and marketing platforms, such as Google Adwords, will be employed in our initial 2018 campaign. It is also hoped that as our marketing is fully launched and customers start to enjoy our services, a solid referral network will be created. Our company will also take out strategic ads and place coupons in local home flyers and home and garden publications.

Status of Publicly Announced New Products or Services

Our company has no new publicly announced products or services.

Competitive Business Conditions and Strategy; the Company's Position in the Industry

Our company will compete with other local faux grass and landscape installation companies. Established companies such as AGI (Artificial Grass Inc.) and "Fass" Fake Grass, among others, are well established in the Greater Los Angeles market and produce quality work. We will be in direct competition with these firms, but are attempting to create our own niche in this rapidly expanding market. What sets our company apart is that we provide an all-encompassing water conservation and landscape solution. Our company approaches each customer and looks at their lawn, garden and landscaping needs in their totality.

We are able to assess all aspects of a customer's landscaping needs, from the installation of faux grass, to the determining of proper plants and foliage, to the shipping and installation of landscape construction materials. Rather than simply being only a turf installer, we will provide complete landscaping solutions that aesthetically blend all of the elements together to create water conserving function, with eye-pleasing form. Everything will be geared to bringing water usage to an absolute minimum, but do it in a way that exceeds our customer's expectations and almost masks the underlying purpose with the sheer beauty of the finished product.

Our company is also positioned to act as a go to educational resource that provides do-it-yourself information for customers that are both inclined to research and undertake projects on their own. In 2018, we will provide project information and ideas that will be available for download from our website. We will also provide key details on government incentives that can significantly reduce the cost of a project, as well as long-term cost savings.

Talent Sources and Names of Principal Suppliers

The key to our success is determined by the quality of our leadership and the degree to which we excel in at customer service. Tom Toth is a local Los Angeles contractor, who has built a number of successful construction businesses. Mr. Toth currently owns Pacific Vinyl Fences, which installs durable fencing, deck and patio covers. Mr. Toth, in operating his current business, was requested by existing customers to provide information about faux grass and ecological landscaping.

Mr. Toth has also done a considerable amount of practical research and has identified local garden centers that can provide low water consumption plants and greenery, as well as local wholesalers of faux grass that is 100% American made and of high quality. Also, through Mr. Toth's network of construction industry contacts, a reliable source of landscaping materials has been identified.

Our company is also in the process of acquiring the services of a landscape designer that can render 3-D designs and graphic illustrations. The main goal being to supply a seamless customer experience from the first estimate through to the design and construction phases.

Our company also has the services of John Scavo. Mr. Scavo is an established Los Angeles based entrepreneur. Mr. Scavo has founded a number of successful companies, and he currently specializes in supplying high quality catering for the motion picture business. He devotes his marketing and sales expertise to our company and has built a comprehensive marketing strategy that will connect our company with our targeted upper-tier demographic. Mr. Scavo also realized the tertiary benefit of our company, in that every gallon of water saved domestically can help go to the irrigation of sustainable and natural crops (food stuffs).

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our corporate office is located at address is, 825 Western Ave., Suite 19, Glendale CA 91201. Our offices are provided at no cost to our company.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was listed for quotation on the OTC Markets on August 6, 2017 under the symbol "GTGN". Our common stock is not yet quoted on any markets or exchanges. To date, there have been no trades of our common stock.

Our shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

As of December 15, 2017 we had 31 shareholders with 14,400,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2017, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2017.

Item 6. Selected Financial Data

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

Results of Operations - Year Ended September 30, 2017 and the year ended September 30, 2016.

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended September 30, 2017, which are included herein.

Our operating results for the year ended September 30, 2017 and the year ended September 30, 2016 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	September 30,
	2017	2016	Change
Revenue	$31,040	$10,375	$20,665
Cost of revenue	14,702	4,985	9,717
Gross profit	16,338	5,390	10,948
Gross profit %	53%	52%
Operating Expenses
General and administrative expense	33,596	9,610	23,986
Professional fees	26,438	24,911	1,527
Net loss	$43,696	$29,131	$14,565

Our financial statements report a net loss of $43,696 for the year ended September 30, 2017 compared to a net loss of $29,131 for the year ended September 30, 2016. Our losses have increased by $14,565, primarily as a result of an increase in general and administrative expense of $23,986, offset by an increase in gross profit of $10,948.

Our operations commenced in June 2016. We have generated revenues of $31,040 and $10,375 and have incurred $14,702 and $4,985 in cost of revenue for the years ended September 30, 2017 and 2016, respectively.

Our operating expenses for the year ended September 30, 2017 were $60,034 compared to $34,521 for year ended September 30, 2016. The increase in operating expenses was primarily as a result of an increase in management fee of $11,309, and a one-time DTC fee of $12,000.

Liquidity and Financial Condition

Working Capital

	As at	As at
	September 30, 2017	September 30, 2016
Current Assets	$2,368	$26,319
Current Liabilities	$15,632	$9,887
Working Capital (Deficiency)	$(13,264)	$16,432

Cash Flows

	Year Ended
	September 30,
	2017	2016
Cash Flows Used In Operating Activities	$(48,176)	$(16,506)
Cash Flows Used In Investing Activities	$-	$-
Cash Flows From Financing Activities	$24,000	$37,000
Net Increase (Decrease) In Cash During Period	$(24,176)	$20,494

Our total current assets as of September 30, 2017 were $2,368 as compared to total current assets of $26,319 as of September 30, 2016. The decrease was primarily due to a decrease in cash of $24,176.

Our total current liabilities as of September 30, 2017 were $15,632 as compared to total current liabilities of $9,887 as of September 30, 2016. The increase was primarily due to an increase in due to related party of $10,000.

Operating Activities

Net cash used in operating activities was $48,176 for the year ended September 30, 2017 compared with net cash used in operating activities of $16,506 during the year ended September 30, 2016. The cash used in operating activities for the year ended September 30, 2017 was primarily attributed to an increase in net loss and a decrease in accounts payable.

Investing Activities

During the year ended September 30, 2017 and 2016, we did not have cash flows from investing activities.

Financing Activities

Net cash from financing activities was $24,000 for the year ended September 30, 2017 compared to $37,000 received during the year ended September 30, 2016. During the year ended June 30, 2017, our company received $14,000 from the issuance 700,000 shares of common stock and $10,000 loan from a related party. During the year ended September 30, 2016, our company received $37,000 from the issuance of 3,700,000 shares of common stock at $0.01 per share.

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

Liquidity and Capital Resources

To meet our need for cash we plan to raise funds from our Offering. On October 10, 2016, our company's Registration Statement on Form S-1 was declared effective, under which our company was seeking to raise $100,000 under the Offering. The company raised $14,000 under the Offering before it was closed. To date we have not developed our business and principal plan of operations to cover our operating expenses, which have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

As of September 30, 2017, our company had a net loss of $43,696 and has earned nominal revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending September 30, 2018. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

GO2GREEN LANDSCAPING, INC.

FORM 10-K

September 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Go2Green Landscaping, Inc.

We have audited the accompanying balance sheets of Go2Green Landscaping, Inc. (the “Company”) as of September 30, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Go2Green Landscaping, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 19, 2017

GO2GREEN LANDSCAPING, INC.

Balance Sheets

	September 30,	September 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,318	$25,494
Accounts receivable	1,050	825
Total Current Assets	2,368	26,319

TOTAL ASSETS	$2,368	$26,319

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	5,632	9,887
Due to related party	10,000	-
Total Current Liabilities	15,632	9,887

Total Liabilities	15,632	9,887

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, 14,400,000 and 13,700,000 shares issued and outstanding, respectively	14,400	13,700
Additional paid in capital	46,600	33,300
Accumulated deficit	(74,264)	(30,568)
Total Stockholders' Equity (Deficit)	(13,264)	16,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,368	$26,319

See accompanying notes to these financial statements.

GO2GREEN LANDSCAPING, INC.

Statements of Operations

	For the Year Ended
	September 30,
	2017	2016

Revenues	$31,040	$10,375
Cost of revenue	14,702	4,985
Gross profit	16,338	5,390

Operating Expenses
General and administrative	33,596	9,610
Professional fees	26,438	24,911
Total Operating Expenses	60,034	34,521

Loss from operations	(43,696)	(29,131)

Provision for Income Taxes	-	-

Net Loss	$(43,696)	$(29,131)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	14,306,333	11,851,805

See accompanying notes to these financial statements.

GO2GREEN LANDSCAPING, INC.

Statements of Changes in Stockholders' Equity (Deficit)

For the years ended September 30, 2017 and 2016

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, September 30, 2015	-	-	10,000,000	10,000	-	(1,437)	8,563

Common stock issued for cash at $0.01 per share			3,700,000	3,700	33,300		37,000
Net loss	-	-	-	-	-	(29,131)	(29,131)

Balance, September 30, 2016	-	$-	13,700,000	$13,700	$33,300	$(30,568)	$16,432

Common stock issued for cash at $0.01 per share	-	-	700,000	700	13,300	-	14,000
Net loss	-	-	-	-	-	(43,696)	(43,696)

Balance, September 30, 2017	-	$-	14,400,000	$14,400	$46,600	$(74,264)	$(13,264)

See accompanying notes to these financial statements.

GO2GREEN LANDSCAPING, INC.

Statements of Cash Flows

	For the Year Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,696)	$(29,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	825	-
Changes in current assets and liabilities:
Accounts receivable	(1,050)	(825)
Prepaid expenses	-	3,563
Accounts payable	(4,255)	9,887
Net cash used in operating activities	(48,176)	(16,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	14,000	37,000
Proceeds from loan from related party	10,000	-
Net cash provided by financing activities	24,000	37,000

Net cash increase (decrease) for period	(24,176)	20,494
Cash at beginning of period	25,494	5,000
Cash at end of period	$1,318	$25,494

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these financial statements.

GO2GREEN LANDSCAPING, INC.

Notes to the Financial Statements

September 30, 2017 and 2016

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,318 and $25,494 in cash and cash equivalents as of September 30, 2017 and 2016.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of September 30, 2017 and 2016, the Company had no valuation allowance for the Company’s accounts receivable. During the years ended September 30, 2017 and 2016, the Company recorded bad debt expense for uncollectible amounts of $825 and $0, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

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

No stock-based compensations costs were incurred for the year ended September 30, 2017 and 2016.

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred. No advertising costs were incurred for the year ended September 30, 2017 and 2016.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See Note 6.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2017 and 2016.

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

Concentrations

During the period ended September 30, 2017 and 2016, revenue was comprised of 14 and 7 labor contracts to unrelated third parties, respectively. Four customers represented 54% of the revenues of the Company for the year ended September 30, 2017 and three customers represented 67% of the revenues of the Company for the year ended September 30 30, 2016.

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2017, the Company has a loss from operations, an accumulated deficit and nominal revenue. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended September 30, 2018.

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

During the year ended September 30, 2017 the Company issued 700,000 shares of common stock for cash of $14,000.

During the year ended September 30, 2016, the Company issued 3,700,000 shares of common stock for cash of $37,000.

As of September 30, 2017, and 2016, the Company has 14,400,000 and 13,700,000 shares issued and outstanding, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30, 2017	September 30, 2016
Income tax expense at statutory rate	$(14,857)	$(9,306)
Valuation allowance	14,857	9,306
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30, 2017	September 30, 2016
NOL carry forward	$24,652	$9,795
Valuation allowance	(24,652)	(9,795)
Net deferred tax asset	$-	$-

Utilization of the NOL carry forwards, which expire 20 years from when incurred, of approximately $74,000 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2015 through 2017 are subject to review by the tax authorities.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2017 and 2016, the Company recorded management fee of $14,115 and $2,806, respectively; and purchased materials recorded as cost of goods sold from a Company owned by one of its shareholder in the amount of $14,185 and $4,985, respectively.

During the year ended September 30, 2017, the Company borrowed $10,000 from the CEO of the Company. As of September 30, 2017 and 2016, the amount owed to the CEO was $10,000 and $0, respectively. The amount is unsecured, non-interest bearing, and due on demand.

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

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company borrowed $8,000 from the CEO of the Company, for operating expenses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tom Toth	President, Chief Executive Officer, Chief Financial Officer and Director	48	September 16, 2015
John Scavo	Secretary, Treasurer and Director	43	September 16, 2015

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Toth President, CEO, CFO and Director	2017 2016	- -	- -	- -	- -	- -	- -	14,115 2,806	14,115 2,806
John Scavo Secretary, Treasurer and Director	2017 2016	- -	- -	- -	- -	- -	- -	- -	- -

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

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2017 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 15, 2017, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Tom Toth 825 Western Ave., Suite 19 Glendale CA 91201	5,000,000 Common Stock / Direct	34.72%
John Scavo 825 Western Ave., Suite 19 Glendale CA 91201	5,000,000 Common Stock / Direct	34.72%
Directors and Executive Officers as a Group	10,000,000 Common Stock	69.44%

__________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 15, 2017. As of December 15, 2017 there were 14,400,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended September 30, 2017 and 2016, the Company recorded management fees of $14,115 and $2,806, respectively; and purchased materials recorded as cost of goods sold from a Company owned by one of its shareholder in the amount of $14,185 and $4,985, respectively.

During the year ended September 30, 2017, the Company borrowed $10,000 from the CEO of the Company. As of September 30, 2017 and 2016, the amount owed to the CEO was $10,000 and $0, respectively. The amount is unsecured, non-interest bearing, and due on demand.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2017 and for fiscal year ended September 30, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2017	September 30, 2016
Audit Fees	$12,000	$10,920
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,000	$10,920

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

_______

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GO2GREEN LANDSCAPING, INC.
(Registrant)

Dated: December 20, 2017	/s/ Tom Toth
Tom Toth
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 20, 2017	/s/ Tom Toth
Tom Toth
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: December 20, 2017	/s/ John Scavo
John Scavo
Secretary, Treasurer and Director

