Form 10-Q
period 2017-12-31
GO2GREEN LANDSCAPING, INC.
filed 2018-02-06
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2017

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

☐ YES ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,400,000 common shares issued and outstanding as of February 6, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GO2GREEN LANDSCAPING, INC.

Interim Financial Statements

For the Quarterly Period Ended December 31, 2017

GO2GREEN LANDSCAPING, INC.

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,232	$1,318
Accounts receivable	-	1,050
Total Current Assets	1,232	2,368

TOTAL ASSETS	$1,232	$2,368

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	11,086	5,632
Due to related party	18,000	10,000
Total Current Liabilities	29,086	15,632

Total Liabilities	29,086	15,632

Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, 14,400,000 shares issued and outstanding, respectively	14,400	14,400
Additional paid in capital	46,600	46,600
Accumulated deficit	(88,854)	(74,264)
Total Stockholders' Deficit	(27,854)	(13,264)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,232	$2,368

The accompanying notes are an integral part of these unaudited financial statements

F-1

GO2GREEN LANDSCAPING, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016

Revenues	$3,480	$7,725
Cost of revenue	1,630	3,962
Gross profit	1,850	3,763

Operating Expenses
General and administrative	2,461	7,363
Professional fees	13,979	7,555
Total Operating Expenses	16,440	14,918

Loss from operations	(14,590)	(11,155)

Provision for Income Taxes	-	-

Net Loss	$(14,590)	$(11,155)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	14,400,000	14,028,268

The accompanying notes are an integral part of these unaudited financial statements

F-2

GO2GREEN LANDSCAPING, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,590)	$(11,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	-	825
Changes in current assets and liabilities:
Accounts receivable	1,050	-
Prepaid expenses	-	-
Accounts payable	5,454	(2,610)
Net cash used in operating activities	(8,086)	(12,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	14,000
Proceeds from loan from related party	8,000	-
Net cash provided by financing activities	8,000	14,000

Net cash increase (decrease) for period	(86)	1,060
Cash at beginning of period	1,318	25,494
Cash at end of period	$1,232	$26,554

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

F-3

GO2GREEN LANDSCAPING, INC.

Notes to the Financial Statements

December 31, 2017

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements of Go2Green Landscaping, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Regulation S-X. These interim unaudited financial statements do not include all of the information required for full annual financial statements and should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017 filed with the SEC on December 20, 2017.

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

Concentrations

During the period ended December 31, 2017, revenue was comprised of two labor contracts to unrelated third parties. Two customers represented 100% of the revenues of the Company for the period ended December 31, 2017.

NOTE 2 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2017, the Company has an accumulated deficit and has earned nominal revenues during the three months ended December 31, 2017.

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

During the period ended December 31, 2017, there were no issuance of common stock.

As of December 31, 2017, and September 30, 2017, the Company has 14,400,000 shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 2017 and 2016, the Company recorded management fees of $1,725 and $3,700, respectively; and purchased materials recorded as cost of goods sold from a Company owned by one of its shareholders in the amount of $1,630 and $3,445, respectively.

During the three months ended December 31, 2017, the Company borrowed $8,000 from the CEO of the Company. As of September 30, 2017 and 2016, the amount owed to the CEO was $18,000 and $10,000, respectively. The amount is unsecured, non-interest bearing, and due on demand.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2017 and 2016.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

	December 31,
	2017	2016	Change
Revenue	$3,480	$7,725	$(4,245)
Cost of revenue	1,630	3,962	(2,332)
Operating Expenses
General and administrative expense	2,461	7,363	(4,902)
Professional fees	13,979	7,555	6,424
Net loss	$(14,590)	$(11,155)	$3,435

We generated revenues of $3,480 during the three months ended December 31, 2016, compared to revenues of $7,725 during the same period in 2016.

Our operating expenses, for the three months ended December 31, 2017 were $16,440 compared to $14,918 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in professional fees.

We incurred a net loss of $14,590 and $11,155 for the three months ended December 31, 2017 and December 31, 2016, respectively.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2017	As at September 30, 2017
Current Assets	$1,232	$2,368
Current Liabilities	$29,086	$15,632
Working Capital	$(27,854)	$(13,264)

Cash Flows

	Three Months Ended December 31,
	2017	2016
Cash Flows used in Operating Activities	$(8,086)	$(12,940)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	8,000	14,000
Net Decrease in Cash During Period	$(86)	$1,060

As at December 31, 2017 our company’s cash balance was $1,232 and total assets were $1,232. As at September 30, 2017, our company’s cash balance was $1,318 and total assets were $2,368.

As at December 31, 2107, our company had total liabilities of $29,086, compared with total liabilities of $15,632 as at September 30, 2017.

As at December 31, 2017, our company had working capital deficit of $27,854 compared with working capital deficit of $13,264 as at September 30, 2017. The increase in working capital deficit was primarily attributed to an increase in due to related party of $8,000 and accounts payable of 5,454.

Cash Flow from Operating Activities

During the three months ended December 31, 2017, our company used $8,086 in cash from operating activities, compared to $12,940 cash used in operating activities during the three months ended December 31, 2016. The cash used from operating activities for the three months ended December 31, 2017 was attributed to a net loss and a decrease in accounts receivable and an increase in accounts payable.

Cash Flow from Investing Activities

During the three months ended December 31, 2017 and 2016, we did not have cash flows from investing activities.

Cash Flow from Financing Activities

During the three months ended December 31, 2017 our company received $8,000 from financing activities compared to $14,000 received from financing activities during the three months ended December 31, 2016. The cash flow for financing activities for the three months ended December 31, 2017, was a result of a loan from related party.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The matters involving disclosure controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2017.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required disclosure controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31. 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GO2GREEN LANDSCAPING, INC.
(Registrant)
Dated: February 6, 2018	/s/ Tom Toth
Tom Toth
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

