Form 10-Q
period 2018-03-31
nDivision Inc.
filed 2018-05-21
CIK 1659183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2018

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number   333-212446

NDIVISION INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5133966
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4925 Greenville Ave., Suite 200, Dallas TX	75206
(Address of principal executive offices)	(Zip Code)

(214) 785-6355
(Registrant's telephone number, including area code)

825 Western Ave., Suite 19, Glendale CA 91201
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

39,590,004 common shares issued and outstanding as of May 18, 2018.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our common stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean nDivision Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION INC.

Interim Condensed Consolidated Financial Statements
For the Quarterly Period Ended March 31, 2018

Page

Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (Unaudited)	5

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	6

Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended March 31, 2018 and year ended December 31, 2017 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9

NDIVISION INC
CONDENSED CONSOLDIATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,099,931	$127,933
Accounts receivable, net	171,679	476,255
Prepaid expenses	160,349	66,750
Total current assets	1,431,959	670,938

Equipment and software licenses - at cost, less accumulated
depreciation and amortization	789,634	887,641
Intangible asset, less accumulated amortization	1,012,335	-
Total assets	$3,233,928	$1,558,579

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
Lines of credit	$-	$92,075
Accounts payable and accrued liabilities	667,337	1,083,148
Deferred revenue	1,333	-
Loan from officer	-	137,000
Current portion of long-term debt	6,355	45,496
Current portion of finance lease obligations	504,781	504,784
Total current liabilities	1,179,806	1,862,503

Acquisition note payable	191,177
Finance lease obligations	245,920	342,726
Total long-term liabilities	437,097	342,726

Commitments

Stockholder's equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 39,590,004 and 27,500,000 shares issued and outstanding, respectively	39,590	27,500
Additional paid in capital	4,562,155	1,566,161
Accumulated deficit	(2,984,720)	(2,240,311)
Total stockholders' equity (deficit)	1,617,025	(646,650)
Total Liabilities and Stockholders' Equity (Deficit)	$3,233,928	$1,558,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Product sales	$67,624	$248,861
Service revenue	744,981	1,146,998
Net revenues	812,605	1,395,859

Product costs	41,460	220,643
Service costs	272,629	399,451
Cost of revenues	314,089	620,094
Gross profit	498,516	775,765

Operating expenses
Selling, general and administrative expenses	1,224,810	1,002,844

Loss from operations	(726,294)	(227,079)

Other expense
Interest expense	(18,115)	(28,031)
Other expense	(18,115)	(28,031)

Net loss before income tax	(744,409)	(255,110)

Income tax expense	-	-

Net loss	(744,409)	(255,110)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	30,133,070	23,139,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

	Common Stock	Common Stock	Additional Paid	Accumulated	Total Shareholders' (Deficit)
	Shares	Par	In Capital	Deficit	Equity

Balance, December 31, 2016	23,139,904	$23,140	$367,665	$(432,450)	$(41,645)

Common stock issued for modification of stock options	1,482,296	1,482	168,627	-	170,109

Common stock issued for services	57,857	58	17,442	-	17,500

Stock compensation expense	-	-	15,247	-	15,247

Common stock issued for cash	2,819,943	2,820	997,180	-	1,000,000

Net loss	-	-	-	(1,807,861)	(1,807,861)

Balance, December 31, 2017	27,500,000	$27,500	$1,566,161	$(2,240,311)	$(646,650)

Effect of reverse acquisition on February 13, 2018:
Adjustement for reverse acquisition	4,400,000	4,400	(18,285)	-	(13,885)

Amortization of stock option and warrant expense	-	-	121,923	-	121,923

Common stock issued for services	13,158	13	4,987	-	5,000

Warrant issued for acquisition of contracts	-	-	21,158	-	21,158

Common stock issued for cash, net	7,676,846	7,677	2,866,211	-	2,873,888

Net loss	-	-	-	(744,409)	(744,409)

Balance, March 31, 2018	39,590,004	$39,590	$4,562,155	$(2,984,720)	$1,617,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(744,409)	$(255,110)
Adjustments to reconcile net income to net cash (used in)
provided by operating activities
Depreciation and amortization	108,818	107,880
Stock based compensation	121,923	23,313
Stock issued for services	5,000	-
Changes in assets and liabilities
Accounts receivable	304,576	322,615
Prepaid expenses	(93,599)	(150,462)
Accounts payable and accrued liabilities	(429,696)	(76,746)
Other current assets and liabilities, net	-	113,782
Net cash (used in) provided by operating activities	(727,387)	85,272

Cash flows from investing activities
Acquisition of contracts	(800,000)	-
Acquisition of equipment and software licenses	(10,811)	-
Net cash provided by (used in) investing activities	(810,811)	-

Cash flows from financing activities
Lines of credit, net	(92,075)	(76,910)
Proceeds from issuance of common stock, net	2,873,888	-
Loans from officers	-	113,285
Repayments of loans from officers	(135,667)	-
Repayments of long-term debt	(39,141)	(104,480)
Repayment of finance lease obligations	(96,809)	(36,820)
Net cash provided by (used in) financing activities	2,510,196	(104,925)

Net increase (decrease) in cash	971,998	(19,653)
Cash, beginning of period	127,933	181,700
Cash, end of period	$1,099,931	$162,047

Supplemental cash flow disclosures
Interest paid	$18,115	$28,031
Income taxes paid	$-	$-
Non-cash financing activities
Consideration for the purchase of contracts (warrants and acquisition note)	$212,335	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

nDivision Inc ("nDivision" or the "Company") was incorporated under the laws of the state of Texas. nDivision's registered office is located at 4925 Greenville Avenue, Dallas, Texas 75206. The Company is engaged in multiple lines of business including managed IT services, Microsoft application stack hosting, as well as the sales of computer hardware and related professional services in the information technology industry primarily as a Value Added Reseller ("VAR") and Services Implementation Partner (GeoPartner) for global service providers (GSP).  The Company operates in most states of the United States of America.

On February 13, 2018, Go2Green Landscaping, Inc., a Nevada corporation (the "Registrant") executed an Agreement and Plan of Merger (the "Merger Agreement") with nDivision Inc, and NDI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant ("Acquisition") whereby Acquisition was merged with and into nDivision (the "Merger") in consideration for Twenty Seven Million Five Hundred Thousand (27,500,000) newly-issued shares of Common Stock of the Company (the "Merger Shares").

As a result of the Merger, nDivision became a wholly-owned subsidiary of the Registrant, and following the consummation of the Merger and giving effect to the issuance of the Merger Shares and the retirement of 10,000,000 shares of the then 14,400,000 shares issued and outstanding of the Registrant by its principal stockholders, the stockholders of nDivision beneficially owns approximately Seventy percent (70%) of the issued and outstanding Common Stock of the Registrant.

For accounting purposes, nDivision was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the Company. Accordingly, nDivision's assets, liabilities and results of operations are the historical consolidated financial statements of the Company and the Company's assets, liabilities and results of operations are consolidated with nDivision effective as of the date of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

On February 26, 2018, the Company executed an Asset Purchase Agreement (the "Agreement") with Gamwell Technologies Inc., a Texas corporation ("Gamwell").  Gamwell is engaged in the business of providing managed services, VOIP telephony, security consulting and professional services to its customers.

As a result of the Agreement, nDivision acquired various managed services contracts (the "Purchased Contracts") from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the "Cash Consideration") to Gamwell.  In addition, Gamwell received a promissory note (the "Promissory Note") in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services.  The note is currently estimated at approximately $191,177 based on the closing monthly recurring revenue.  Gamwell also received warrants (the "Warrants") to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the company as of the agreement date.  The warrant was valued at approximately $21,158.  The consideration for the contracts purchased was approximately $1,012,335.  The Cash Consideration, Promissory Note and Warrants shall be defined as the "Purchase Price" and can be adjusted after one year, based on the newly calculated monthly recurring revenue.

Since February 13, 2018, the Company has sold approximately 7,677,000 shares of the Registrant's common shares at a price of approximately $0.375 per share for approximately $2,900,000.  There were no material fees paid in association with these shares being sold.
On April 9, 2018, the parent company Go2Green Landscaping, Inc. changed its name to nDivision Inc. and changed the ticker symbol to NDVN.

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

2. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 8-KA filed on April 30, 2018.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, Vi3 Technologies, Inc. All significant inter-company accounts and transactions are eliminated in consolidation.

Liquidity

The Company has experienced significant losses and negative cash flows from operations in the past. Management has secured new managed services contracts, implemented a strategy which included cost reduction efforts, as well as identifying strategic acquisitions to improve the overall profitability and cash flows of the Company.

During the three months ended March 31, 2018, the Company sold approximately 7,677,000 shares of common stock at a price of approximately $0.375 per share for approximately $2,900,000.

The Company believes that the future cash flows from operations and the sale of common stock will provide sufficient liquidity for the next 12 months following the issuance of those financial statements.

Use of Estimates

Management uses estimates and assumptions in preparing these condensed consolidated financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.

Topic 606 is effective as of January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Project based, services revenue is recognized when the professional consulting, maintenance or other ancillary services are provided to the customer.

The Company provides recurring services.  There are two components to the recurring services; set-up revenues are recognized upon completion of the set-up procedures and the monthly recurring revenue is recognized as services are rendered.

The Company is a Value Added Reseller and engages in "drop-shipping" whereby products are transferred directly from the Company's supplier to the customer. Product sales are recognized as revenue upon shipment of the products by the vendor.  Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales. Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

The Company provides customers with payment terms of thirty days.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's cash balances are primarily maintained at two separate banks.  Balances are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers.   Management has determined that there was no allowance required for the period ended March 31, 2018 and 2017.  The Company does not accrue interest on past due receivables.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivable.

Cash is maintained with two separate major financial institutions in the United States and may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Equipment and Software Licenses

Equipment and software licenses are stated at cost. Depreciation is calculated using the straight-line method over an estimated useful life of one to ten years. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the period of the lease.

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Long-Lived Assets

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying values may no longer be appropriate.  Recoverability of carrying values is assessed by estimating future net cash flows from the assets.  Based on management's evaluations, no impairment charge was deemed necessary at March 31, 2018 and 2017.  Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact management's assumptions as to sales prices, rental rates, costs, holding periods or other factors that may result in changes in the Company's estimates of future cash flows.  Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

Fair Value Measurement

The Company follows the provisions of the accounting standard which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of the Company's current assets and current liabilities approximate their carrying values due to their short-term nature. The carrying value of the Company's long-term liabilities represents their fair value based on level 3 inputs.

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 8,425,743 and 2,523,456 of common stock equivalents excluded for the three months ended March 31, 2018 and 2017, respectively because their effect is anti-dilutive.

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $6,575 and $5,000 for the three months ended March 31, 2018 and 2017, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton ("Black-Scholes") pricing model. For all employee stock options, the Company recognizes expense over the requisite service period on an accelerated basis over the employee's requisite service period (generally the vesting period of the equity grant). The Company's option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.
See Note 9 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation.

Leases

Leases of assets where the Company has assumed substantially all the risks and rewards of ownership are classified as finance leases. Finance leases are recognized at the lower of the fair value of the leased assets and the present value of the minimum lease payments. The interest element of the finance leases is accounted for as finance costs and expensed over the lease term using the effective interest rate method.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company has determined the deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it  recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of March 31, 2018, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

3. RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company has used the retrospective method in the presentation of these condensed consolidated financial statements, however there was no adjustment necessary.

In November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company's balance sheet. The new guidance eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods, except for balance sheet classification requirements related to deferred tax assets and liabilities. The adoption of this guidance had no material effect on the Company as of March 31, 2018.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance had no material effect on the Company as of March 31, 2018.

In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

In August 2016, the FASB issued authoritative guidance designed to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including: i) contingent consideration payments made after a business combination; ii) proceeds from the settlement of insurance claims; and iii) proceeds from the settlement of corporate-owned life insurance policies. The new guidance is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future financial statements.

4. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	March 31, 2018	December 31, 2017
Equipment and software	$1,130,576	$1,119,765
Software licenses	955,408	955,408
	3,085,984	2,075,173
Less - Accumulated depreciation and amortization	(1,296,350)	(1,187,532)
	$789,634	$887,641

Depreciation and Amortization expense for the three months ended March 31, 2018 and 2017 was approximately $108,818 and $107,880, respectively.

5. INTANGIBLE ASSETS

intangible Assets

As of March 31, 2018

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships / Service Contracts	$1,012,335	$-	$1,012,335

There was no amortization expense attributable to the amortization of identifiable intangible assets as the assets were not placed in service until after March 31, 2018.  Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $1,012,335, as follows: remainder of 2018 - $151,913, 2019 - $202,551, 2020 - $202,551, 2021 - $202,551, 2022 - $202,551 and thereafter - $50,218.

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2018	December 31, 2017
Accounts payable	$139,302	$565,226
Accrued compensation	363,105	314,722
Accrued sales tax	151,205	157,218
Accrued other	13,725	45,982
Total accounts payable and accrued liabilities	$667,337	$1,083,148

7. LINES OF CREDIT

	March 31, 2018	December 31, 2017
The Company obtained a line of credit on April 4, 2014 with an original maturity date of April 4, 2015, an interest rate of 6% and maximum borrowings of $500,000. The line of credit was renewed in 2015 under the same terms, with a maturity date of April 4, 2016, and renewed again in 2016 with a maturity date of April 4, 2018. This line of credit is secured by the accounts receivable of the Company. This obligation was subsequently repaid in 2018, and the line of credit was terminated.	$-	$92,075

	$-	$92,075

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

8. LONG-TERM DEBT

	March 31, 2018	December 31, 2017

The Company obtained an $85,670 promissory note with a maturity date of June 30, 2019, an interest rate of 6%, which is repayable in monthly installments of principal and interest of $2,270. The note is unsecured. This obligation was subsequently repaid in 2018.	6,355	45,496

Current portion of debt	6,355	45,496

Long term debt	$-	$-

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

9. FINANCIAL LEASE OBLIGATIONS

The Company finances certain property and equipment using finance leases. These leases range from one to five years. The finance lease obligations represent the present value of the minimum lease payments, net of imputed interest. The finance lease obligations are secured by the underlying leased assets. Leases are payable in monthly installments ranging from $90 to $15,350 including interest, ranging from 3.6% to 17.8% per annum.

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Remainder of 2018	$440,639
2019	329,340
2020	40,522
Total	810,501
Less: interest	(59,800)
Present value of net minimum lease payments	750,701
Short term	(504,781)
Long term total	$245,920

Lease payments for the three months ended March 31, 2018 and 2017 aggregated approximately $155,425 and $152,155, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $711,657 and $1,101,445 as of March 31, 2018 and 2017, respectively.

10. STOCK BASED COMPENSATION

The Board of Directors approved the Company's 2018 Equity Incentive Plan (the "2018 Plan").  The purpose of the 2018 Plan is to provide additional incentives to select persons who can make, are making, and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons, and to encourage and reward such contributions, by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock. The 2018 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2018 Plan (the "Committee"). The Committee has full authority to administer and interpret the provisions of the 2018 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2018 Plan. The maximum number of shares that may be granted under the 2018 Plan is 8,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

The following table reflects the stock options for the three months ended March 31, 2018:

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option activity is as follows:

Number of options outstanding:
Beginning of year	752,062
Granted	6,225,743
Exercised, converted	-
Forfeited / exchanged / modification	752,062

March 31, 2018	6,225,743

Number of options exercisable at end of period	-
Number of options available for grant at end of period	1,774,257

Weighted average option prices per share:
Granted during the period	$0.38
Exercised during the period	-
Terminated during the period	0.13
Outstanding at end of the period	$0.38
Exercisable at end of year	-

The average fair value of stock options granted was estimated to be $0.19 per share during the period ended March 31, 2018. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

March 31, 2018

Expected option life (years)	6.5
Expected stock price volatility	51%
Expected dividend yield	—%
Risk-free interest rate	2.00%

Stock-based compensation expense attributable to stock options was $60,143 for the period ended March 31, 2018. As of March 31, 2018, there was approximately $1,148,300 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

The Company issued approximately 2,200,000 warrants related to three consulting agreements during the period.  The fair value of the warrants granted was approximately $61,780 for the period ended March 31, 2018.  The compensation was recognized as stock compensation expense in the current period as the warrants are immediately exercisable, regardless of the service period of the consulting agreements.  This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018

Expected option life (years)	1 to 1.5
Expected stock price volatility	51%
Expected dividend yield	—%
Risk-free interest rate	2.00%

These warrants are fully vested at the time of acceptance and there is no unamortized expense related to these warrants.  There are no other warrants outstanding at March 31, 2018.

11. COMMON  STOCK

nDivision recorded the issuance of approximately 4,400,000 common shares and the assumed liabilities of approximately $13,885 in connection with the reverse.

nDivision issued approximately 13,158 common shares for services provided to the Company during the period ended March 31, 2018.   The services provided was valued at approximately $5,000.

nDivision issued approximately 7,676,846 shares of common stock and received approximately $2,875,000 with no material fees.

12. RELATED PARTY TRANSACTIONS

To ensure the Company had adequate near-term liquidity, the officers of the Company loaned the Company short-term loans at an interest rate of .05%.   At March 31, 2018 and 2017 there was approximately $0 and $137,000, respectively, owed to officers of the Company, other than reimbursable expenses.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

13. COMMITMENTS

The Company leases office and Data Center space.  Future minimum lease payments are as follows:

12 months ended March 31,
2019	$30,600
2020	23,400
$54,000

Lease payments for the three months ended March 31, 2018 and 2017 aggregated approximately $15,919 and $20,339, respectively.

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

14.  SIGNIFICANT CUSTOMERS

The Company had significant customers in each of the quarters presented. A significant customer is defined as one that makes up ten-percent or more of total revenues in a particular quarter or ten-percent of outstanding accounts receivable balance as of the year end.

Net revenues for the three months ended March 31, 2018 and 2017 include revenues from significant customers as follows:

	March 31,
	2018	2017
Customer A	54%	42%
Customer B	15%	25%

Accounts receivable balances as of March 31, 2018 and December 31, 2017 from significant customers are as follows:

	March 31, 2018	December 31, 2017
Customer A	86%	47%
Customer B	3%	8%

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

General Overview

nDivision Inc ("nDivision" or the "Company") was incorporated under the laws of the state of Texas. nDivision's registered office is located at 4925 Greenville Avenue, Dallas, Texas 75206. The Company is engaged in multiple lines of business including managed IT services, Microsoft application stack hosting, as well as the sales of computer hardware and related professional services in the information technology industry primarily as a Value Added Reseller ("VAR") and Services Implementation Partner (GeoPartner) for a global service provider (GSP).  The Company operates in most states of the United States of America.

On February 13, 2018, Go2Green Landscaping, Inc., a Nevada corporation (the "Registrant") executed an Agreement and Plan of Merger (the "Merger Agreement") with nDivision Inc, and NDI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant ("Acquisition") whereby Acquisition was merged with and into nDivision (the "Merger") in consideration for Twenty Seven Million Five Hundred Thousand (27,500,000) newly-issued shares of Common Stock of the Company (the "Merger Shares").

As a result of the Merger, nDivision became a wholly-owned subsidiary of the Registrant, and following the consummation of the Merger and giving effect to the issuance of the Merger Shares and the retirement of 10,000,000 shares of the then 14,400,000 shares issued and outstanding of the Registrant by its principal stockholders, the stockholders of nDivision beneficially owns approximately Seventy percent (70%) of the issued and outstanding Common Stock of the Registrant.

For accounting purposes, nDivision was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the Company. Accordingly, nDivision's assets, liabilities and results of operations are the historical consolidated financial statements of the Company and the Company's assets, liabilities and results of operations are consolidated with nDivision effective as of the date of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

On February 26, 2018, the Company executed an Asset Purchase Agreement (the "Agreement") with Gamwell Technologies Inc., a Texas corporation ("Gamwell").  Gamwell is engaged in the business of providing managed services, VOIP telephony, security consulting and professional services to its customers.

As a result of the Agreement, nDivision acquired various managed services contracts (the "Purchased Contracts") from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the "Cash Consideration") to Gamwell.  In addition, Gamwell received a promissory note (the "Promissory Note") in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services.  The note is currently estimated at approximately $191,177 based on the closing monthly recurring revenue.  Gamwell also received warrants (the "Warrants") to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the company as of the agreement date.  The warrant was valued at approximately $21,158.  The consideration for the contracts purchased was approximately $1,012,335.  The Cash Consideration, Promissory Note and Warrants shall be defined as the "Purchase Price" and can be adjusted after one year, based on the newly calculated monthly recurring revenue.

Since February 13, 2018, the Company has sold approximately 7,677,000 shares of the Registrant's common shares at a price of approximately $0.375 per share for approximately $2,900,000.  There were no material fees paid in association with these shares being sold.

On April 9, 2018, the parent company Go2Green Landscaping, Inc. changed its name to nDivision Inc. and changed the ticker symbol to NDVN.

Results of Operations

The following summary of the Company's operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2017.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	March 31,
	2018	2017	Change
Revenue	$812,605	$1,395,859	$(583,254)
Cost of revenue	314,089	620,094	(306,005)
Operating expenses	1,224,810	1,002,844	221,966
Net loss	$(744,409)	$(255,110)	$(499,299)

Revenues declined by approximately $583,254 or 42% compared with the same period last year. $164,954 of the decline was related to managements' decision to focus on recurring services and eliminate product sales during the quarter.  The remaining decline was primarily related to a reduction in service by two customers.  Management has implemented a new sales team to grow the business and expects to see customer growth over the next year.

Cost of revenue declined by approximately $306,005 or 49% compared with the same period last year.  The decline is directly related to the decline in sales.

Operating expenses increased by approximately $221,966 or 22% compared with the same period last year.  The Company has begun the investment in a new sales and marketing team, in addition had significantly more stock options and warrants expense than in the same period in the prior year.  Management will control these expenses, however expects operating expense to continue to increase over the next year as the Company builds it sales efforts to increase the business.

The Company incurred a net loss of $744,409 and $255,110 for the three months ended March 31, 2018 and March 31, 2017, respectively.  The increase in the net loss is related to the decline in product and professional revenue and gross profit and increase in operating expenses, primarily related to new sales efforts and stock compensation expense.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2018	As at December 31, 2017
Current assets	$1,431,959	$670,938
Current liabilities	1,179,806	1,862,503
Working capital	$252,153	$(1,191,565)

Cash Flows

	Three Months Ended March 31,
	2018	2017
Cash flows (used in) provided by operating activities	$(727,387)	$85,272
Cash flows used in investing activities	(810,811)	-
Cash flows provided by (used in) financing activities	2,510,196	(104,924)
Net increase (decrease) in cash during period	$971,998	$(19,652)

At March 31, 2018, the Company had cash of approximately $1,099,931. The increase in cash of $971,998 from the December 31, 2017 cash balance of $127,933 was related to the cash provided by the issuance of common stock, which was offset by the acquisition of recurring service contracts. Cash outflow in operating activities was approximately $727,387 for the three months ended March 31, 2018 and primarily related to the sustained losses of the Company.

Net cash used in investing activities for the three months ended March 31, 2018 was approximately $810,811 with nothing being used for the period ended March 31, 2017.  The use of cash was primarily used in the acquisition of recurring service contracts.

Net cash flows provided by (used in) financing activities for the three months ended March 31, 2018 was approximately $2,510,196 compared to approximately $(104,924) in the three months ended March 31, 2017. nDivision issued approximately 7,676,846 shares of common stock and received approximately $2,875,000 with no material fees.  This was partially offset by the reduction of debt.

Management believes that the future cash flow from operations and the current cash will provide sufficient liquidity for the next 12 months.

Limited Operating History; Need for Additional Capital

The level of revenues being generated by the Company is not presently sufficient to meet its working capital requirements and it cannot guarantee it will be successful in its business operations.  The shortfall of working capital has been financed through the completion of equity transactions and advances from shareholders. There is no assurance that future equity capital and debt financing will be available to the Company in the amounts or at the times desired by the Company or on terms that are acceptable to it, if at all.  Although the Company has been successful in raising funds to date, there can be no assurance that adequate funding will be available in the future, or under terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

The Company maintains "disclosure controls and procedures", as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  The Company's management, with the participation of its principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2018.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)       inadequate segregation of duties consistent with control objectives; and

(ii)      lack of multiple levels of supervision and review.

The Company believes that the weaknesses identified above have not had any material effect on its financial results. The Company is currently reviewing its disclosure controls and procedures related to these material weaknesses and expects to implement changes in the current fiscal year, including identifying specific areas within its governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

The Company's management will continue to monitor and evaluate the effectiveness of its internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of the Company's size because of the limitations in the size and number of staff. Due to the Company's size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, the Company plans to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, the Company has not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, the Company plans to implement the following changes in the current fiscal year as resources allow:

(i)        appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to the Company's financial controls to address such inadequacies; and

The Company will attempt to implement the remediation efforts set out herein in the 2018 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite the Company's material weaknesses set forth above, the Company's financial statements for the three month period ended March 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of its properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

As a "smaller reporting company", the Company is not required to provide the information required by this Item.

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

NDIVISION, INC.
(Registrant)

Dated: May 21, 2018	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)