Form 10-Q
period 2018-06-30
nDivision Inc.
filed 2018-08-14
CIK 1659183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2018

or

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

39,590,004 common shares issued and outstanding as of August 14, 2018.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION INC.

Interim Condensed Consolidated Financial Statements
For the Quarterly Period Ended June 30, 2018

Page

Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (Unaudited)	5

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)	6

Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the Six months ended June 30, 2018 and year ended December 31, 2017 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (Unaudited)	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9

NDIVISION INC
CONDENSED CONSOLDIATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$280,172	$127,933
Accounts receivable, net	335,920	476,255
Prepaid expenses	149,956	66,750
Total current assets	766,048	670,938

Equipment and software licenses - at cost, less accumulated
Depreciation and amortization	699,300	887,641
Intangible assets, less accumulated amortization	961,697	-
Total assets	$2,427,045	$1,558,579

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
Lines of credit	$-	$92,075
Accounts payable	112,764	565,226
Accrued liabilities	345,635	517,922
Loan from officer	-	137,000
Current portion of acquisition note payable	29,360	45,496
Current portion of finance lease obligations	587,347	504,784
Total current liabilities	1,075,106	1,862,503

Acquisition note payable	191,177	-
Finance lease obligations	136,574	342,726
Total long-term liabilities	327,751	342,726

Commitments

Stockholder's equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 39,590,004 and 27,500,000 shares issued and outstanding, respectively	39,590	27,500
Additional paid in capital	4,663,729	1,566,161
Accumulated deficit	(3,679,131)	(2,240,311)
Total stockholders' equity (deficit)	1,024,188	(646,650)
Total Liabilities and Stockholders' Equity (Deficit)	$2,427,045	$1,558,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Product sales	$-	$327,122	$67,624	$575,983
Service revenue	1,074,580	1,117,788	1,819,561	2,264,786
Net revenues	1,074,580	1,444,910	1,887,185	2,840,769

Product costs	-	279,084	32,315	499,727
Service costs	254,974	367,126	536,748	766,577
Cost of revenues	254,974	646,210	569,063	1,266,304
Gross profit	819,606	798,700	1,318,122	1,574,465

Operating expenses
Selling, general and administrative expenses	1,491,915	991,386	2,716,725	1,994,230

Loss from operations	(672,309)	(192,686)	(1,398,603)	(419,765)

Other expense
Interest expense	(22,102)	(26,286)	(40,217)	(54,317)
Other expense	(22,102)	(26,286)	(40,217)	(54,317)

Net loss before income tax	(694,411)	(218,972)	(1,438,820)	(474,082)

Income tax expense	-	-	-	-

Net loss	$(694,411)	$(218,972)	$(1,438,820)	$(474,082)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding - basic and diluted	39,590,004	23,475,971	36,650,998	23,309,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

					Total
	Common Stock	Common Stock	Additional Paid	Accumulated	Stockholders' (Deficit)
	Shares	Par	In Capital	Deficit	Equity

Balance, December 31, 2016	23,139,904	$23,140	$367,665	$(432,450)	$(41,645)

Common stock issued for modification of stock options	1,482,296	1,482	168,627	-	170,109

Common stock issued for services	57,857	58	17,442	-	17,500

Stock compensation expense	-	-	15,247	-	15,247

Common stock issued for cash	2,819,943	2,820	997,180	-	1,000,000

Net loss	-	-	-	(1,807,861)	(1,807,861)

Balance, December 31, 2017	27,500,000	$27,500	$1,566,161	$(2,240,311)	$(646,650)

Effect of reverse acquisition on February 13, 2018:
Adjustment for reverse acquisition	4,400,000	4,400	(18,285)	-	(13,885)

Amortization of stock option and warrant expense	-	-	223,497	-	223,497

Common stock issued for services	13,158	13	4,987	-	5,000

Warrant issued for acquisition of contracts	-	-	21,158	-	21,158

Common stock issued for cash, net	7,676,846	7,677	2,866,211	-	2,873,888

Net loss	-	-	-	(1,438,820)	(1,438,820)

Balance, June 30, 2018	39,590,004	$39,590	$4,663,729	$(3,679,131)	$1,024,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,438,820)	$(474,082)
Adjustments to reconcile net income to net cash used in
operating activities
Depreciation and amortization	265,314	215,128
Stock based compensation	223,497	23,313
Stock issued for services	5,000	-
Changes in assets and liabilities
Accounts receivable	140,335	47,772
Prepaid expenses	(83,206)	(137,298)
Other current assets and liabilities, net	-	(23,286)
Accounts payable and accrued liabilities	(624,749)	(257,455)
Net cash used in operating activities	(1,512,629)	(605,908)

Cash flows from investing activities
Acquisition of contracts	(813,855)	-
Acquisition of equipment and software licenses	(26,365)	(439,584)
Net cash used in investing activities	(840,220)	(439,584)

Cash flows from financing activities
Lines of credit, net	(92,075)	32,926
Proceeds from issuance of common stock, net	2,873,888	1,216,822
Loans from officers	-	10,000
Repayments of loans from officers	(137,000)	-
Repayments/addition of long-term debt	(16,136)	32,219
Repayment/addition of finance lease obligations	(123,589)	272,027
Net cash provided by financing activities	2,505,088	1,563,994

Net increase in cash	152,239	518,502
Cash, beginning of period	127,933	127,933
Cash, end of period	$280,172	$646,435

Supplemental cash flow disclosures
Interest paid	$31,860	$40,556
Income taxes paid	$-	$-
Non-cash financing activities
Consideration for the purchase of contracts (warrants and acquisition note)	$212,335	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

nDivision Inc ("nDivision" or the "Company") was incorporated under the laws of the state of Texas. nDivision's registered office is located at 4925 Greenville Avenue, Dallas, Texas 75206. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers (GSP).  The Company operates in most states of the United States of America.

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

On February 26, 2018, the Company executed an Asset Purchase Agreement (the "Agreement") with Gamwell Technologies Inc., a Texas corporation ("Gamwell").  Gamwell is engaged in the business of providing managed services, VIOP telephone, security consulting and professional services to its customers.

As a result of the Agreement, nDivision acquired various managed services contracts (the "Purchased Contracts") from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the "Cash Consideration") to Gamwell.  In addition, Gamwell received a promissory note (the "Promissory Note") in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services.  The note is currently estimated at approximately $191,177 based on the closing monthly recurring revenue.  Gamwell also received a warrant (the "Warrant") to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the company as of the agreement date.  The warrant was valued at approximately $21,158.  The consideration for the contracts purchased was $1,012,335.  The cash Consideration, Promissory Note and Warrant shall be defined as the "Purchase Price" and can be adjusted after one year, based on the newly calculated monthly recurring revenue.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)

2. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 8-KA filed on April 30, 2018.

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

During the six months ended June 30, 2018, the Company sold approximately 7,677,000 shares of common stock at a price of approximately $0.375 per share for approximately $2,900,000.

The Company has entered into a factoring agreement to provide short term working capital.  The Company receives 90% of the factored receivables for a fee of 1.9% of the factored invoice.  As of August 13, 2018 the Company has factored approximately $186,712 of its invoices.  At June 30, 2018 there were no factored invoices.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

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

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Topic 606 is effective as of January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to accumulated deficit at January 1, 2018.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers.   Management has determined that there was no allowance required for the period ended June 30, 2018 and 2017.  The Company does not accrue interest on past due receivables.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivable.  See Note 14 for significant customer concentration disclosure.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Long-Lived Assets

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying values may no longer be appropriate.  Recoverability of carrying values is assessed by estimating future net cash flows from the assets.  Based on management's evaluations, no impairment charge was deemed necessary at June 30, 2018 and 2017.  Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact management's assumptions as to sales prices, rental rates, costs, holding periods or other factors that may result in changes in the Company's estimates of future cash flows.  Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

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

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of the Company's current assets and current liabilities approximate their carrying values due to their short-term nature. The carrying value of the Company's long-term liabilities represents their fair value based on level 3 inputs.  See Note 8 and 9 for acquisition note payable and financial lease obligations.

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 8,425,743 and 2,138,286 of common stock equivalents excluded for the three and six months ended June 30, 2018 and 2017, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $4,079 and $10,654, and $1,322 and $6,322 for the three and six months ended June 30, 2018 and 2017, respectively.

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton ("Black-Scholes") pricing model. For all employee stock options, we recognize expense over the requisite service period on an accelerated basis over the employee's requisite service period (generally the vesting period of the equity grant). The Company's option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

See Note 10 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation.

Leases

Leases of assets where the Company has assumed substantially all the risks and rewards of ownership are classified as finance leases. Finance leases are recognized at the lower of the fair value of the leased assets and the present value of the minimum lease payments. The interest element of the finance leases are accounted for as finance costs and expensed over the lease term using the effective interest rate method.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of June 30, 2018, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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
In November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company's balance sheet. The new guidance eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods, except for balance sheet classification requirements related to deferred tax assets and liabilities. The adoption of this guidance had no material effect on the Company as of June  30, 2018.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance had no material effect on the Company as of June 30, 2018.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", as modified by ASUs 2018-01, 2018-10 and 2018-11 (collectively ASU 2016-02).  Under ASU 2016-02, an entity will be required to be recognize assets and liabilities for the rights and obligations created by leases on the entity's balance sheet for both finance and operating leases.  For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease.  ASU 2016-02 will require new disclosures that depict the amount, timing and uncertainty of cash flows pertaining to an entity's leases.  Companies may adopt the new standard using a modified retrospective approach or a cumulative effect upon adoption approach for the annual and interim periods beginning after December 15, 2018.  Early adoption of ASU 2016-02 is permitted.  When adopted, ASU 2016-02 will not have a material impact on the Company's balance sheet, results of operations, equity or cash flows.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2019. Early adoption is permitted.  In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The standard will be effective in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company is currently evaluating the effect the adoption of this ASU will have on its financial statements.
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
In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  The standard will be effective in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606).  The Company is currently evaluating the effect of the adoption of this ASU will have on its financial statements.
No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future financial statements.

4. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	June 30,	December 31,
	2018	2017
Equipment and software	$1,146,100	$1,119,765
Software licenses	955,408	955,408
	2,101,508	2,075,173
Less - Accumulated depreciation and amortization	(1,402,208)	(1,187,532)
	$699,300	$887,641

Depreciation and Amortization expense for the three and six months ended June 30, 2018 and 2017 was approximately $105,857 and $214,676, and $107,248 and $215,128, respectively.

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

5. INTANGIBLE ASSETS
Intangible Assets

As of June 30, 2018

(In Thousands)	Useful Life	Cost	Accumulated Amortization	Net Book Value

Customer Relationships / Service Contracts	5	$1,012,335	$50,638	$961,697

There was no amortization expense attributable to the amortization of identifiable intangible assets for the three month and six month period ended June 30, 2017 as the assets were not transferred until after March 31, 2018. There was approximately $50,638 and $50,638 for the three month and six month period ended June 30, 2018, respectively. Customer relationships and service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $961,697, as follows: fiscal 2018 - $101,275, fiscal 2019 - $202,551, fiscal 2020 - $202,551, fiscal 2021- $202,551, fiscal 2022- $202,551 and thereafter - $50,218.

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

6. ACCRUED LIABILITIES
	June 30,	December 31,
	2018	2017
Accrued compensation	$56,415	$314,722
Accrued sales tax	143,375	157,218
Accrued franchise tax	10,709	43,372
Accrued professional fees and other payables	135,136	2,610
Total accrued liabilities	$345,635	$517,922

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

7. LINE OF CREDIT

	June 30,	December 31,
	2018	2017
The Company obtained a line of credit on April 4, 2014 with an original maturity date of April 4, 2015, an interest rate of 6% and maximum borrowings of $500,000. The line of credit was renewed in 2015 under the same terms, with a maturity date of April 4, 2016, and renewed again in 2016 with a maturity date of April 4, 2018. This line of credit is secured by the accounts receivable of the Company. This obligation was subsequently repaid in 2018, and the line of credit was terminated.	$-	$92,075

	$-	$92,075

8. LONG-TERM DEBT

	June 30,	December 31,
	2018	2017
The Company obtained an $85,670 promissory note with a maturity date of June 30, 2019, an interest rate of 6%, which is repayable in monthly installments of principal and interest of $2,270. The note is unsecured.	$26,331	$38,932

The Company obtained a $20,175 promissory note with a maturity date of November 17, 2018, an interest rate of 6%, which is repayable in monthly installments of principal and interest of $615. This note was guaranteed by the shareholders of the Company.	3,029	6,564

Current portion of debt	29,360	45,496

Long term debt	$-	$-

9. FINANCE LEASE OBLIGATIONS

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

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended
Remaining in 2018	$307,931
2019	410,800
2020	46,584
2021	2,021
Total	767,336
Less: interest	(43,415)
Present value of net minimum lease payments	723,921
Short term	(587,347)
Long term total	$136,574

Lease payments for the three and six months ended June 30, 2018 and 2017 aggregated approximately $128,093 and $260,816, and $63,446 and $198,327, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $631,704 and $848,250 as of June 30, 2018 and December 31, 2017, respectively.

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
The following table reflects the stock options for the six months ended June 30, 2018:

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option activity is as follows:

Number of options outstanding:
Beginning of year	752,062
Granted	6,225,743
Exercised, converted	-
Forfeited / exchanged / modification	752,062

June 30, 2018	6,225,743

Number of options exercisable at end of period	-
Number of options available for grant at end of period	1,774,257

Weighted average option prices per share:
Granted during the period	$0.38
Exercised during the period	-
Forfeited/exchanged/modified during the period	0.13
Outstanding at end of the period	$0.38
Exercisable at end of year	-

The average fair value of stock options granted was estimated to be $0.19 per share during the period ended June 30, 2018. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

June 30, 2018

Expected option life (years)	6.5
Expected stock price volatility	51%
Expected dividend yield	—%
Risk-free interest rate	2.00%

Stock-based compensation expense attributable to stock options was $161,717 for the period ended June 30, 2018. As of June 30, 2018, there was approximately $1,060,128 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.
The Company issued approximately 2,200,000 warrants related to three consulting agreements during the period.  The fair value of the warrants granted was approximately $61,780 for the period ended June 30, 2018.  The compensation was recognized as stock compensation expense in the current period as the warrants are immediately exercisable, regardless of the service period of the consulting agreements.  This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2018

Expected option life (years)	1 to 1.5
Expected stock price volatility	51%
Expected dividend yield	—%
Risk-free interest rate	2.00%

These warrants are fully vested at the time of issuance and there is no unamortized expense related to these warrants.  There are no other warrants outstanding at June 30, 2018.

11. COMMON STOCK
nDivision recorded the issuance of 4,400,000 common shares and the assumed liabilities of approximately $13,885 in connection with the reverse acquisition.

nDivision issued 13,158 common shares for services provided to the Company during the period ended June 30, 2018.  The services provided were valued at approximately $5,000.

nDivision issued 7,676,846 shares of common stock and received approximately $2,875,000 with no material fees.

12. RELATED PARTY TRANSACTIONS

To ensure the Company had adequate near-term liquidity, the officers of the Company loaned the Company short-term loans at an interest rate of .05%.   At June 30, 2018 and December 31, 2017 there was approximately $0 and $137,000, respectively, owed to officers of the Company, other than reimbursable expenses.
The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

13. COMMITMENTS
The Company leases office and Data Center space.  Future minimum lease payments are as follows:

June 30,
Remainder of 2018	$20,466
2019	30,998
$51,464

Lease payments for the three and six months ended June 30, 2018 and 2017 aggregated $17,366 and $33,285, and $11,593 and $31,932, respectively.

Contract Purchase Price Adjustment

On the one-year anniversary of the Closing Date for the Gamwell contract purchase, nDivision will calculate (using the same methods and procedures used to calculate the aggregate monthly recurring revenue from the Purchased Contracts calculated on the Closing Date (the "Closing MRR") the monthly recurring revenue for the Purchased Contracts that are still active or that have renewed their contract term (the "Anniversary MRR"), plus any monthly recurring revenue from new managed service contracts that are being invoiced at the one year anniversary of the Closing Date (the "New MRR") (Anniversary MRR plus New MRR is referred to herein as the "Total MRR"). The Cash Consideration, the amount due under the Promissory Note and the number of shares issuable pursuant to the Warrants shall be adjusted as follows: (x) the Cash Consideration shall be decreased on the Closing Date, by the amount of Customer Prepayments, as defined in the agreement, if any; (y) the principal balance of the Promissory Note shall be decreased by an amount equal to the product of the MRR Percentage Decrease, as defined in the Agreement, multiplied by the Multiple Price, as defined in the Agreement, and (z) the Warrant Percentage shall be decreased by the MRR Percentage Decrease, if any. For clarity, the Purchase Price shall not be adjusted upward for any increase in monthly recurring revenue after Closing.

nDivision Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)

14.  SIGNIFICANT CUSTOMERS

The Company had significant customers in each of the quarters presented. A significant customer is defined as one that makes up ten-percent or more of total revenues in a particular quarter or ten-percent of outstanding accounts receivable balance as of the year end.
Net revenues for the three and six months ended June 30, 2018 and 2017 include revenues from significant customers as follows:

	Three Month Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Customer A	34%	29%	39%	30%
Customer B	10%	18%	11%	18%

Accounts receivable balances as of June 30, 2018 and December 31, 2017 from significant customers are as follows:

	June 30,	December 31,
	2018	2017
Customer A	67%	47%
Customer B	6%	8%
Customer C	12%	0%
Customer D	2%	25%

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

General Overview

nDivision Inc ("nDivision" or the "Company") was incorporated under the laws of the state of Texas. nDivision's registered office is located at 4925 Greenville Avenue, Dallas, Texas 75206. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers (GSP).  The Company operates in most states of the United States of America.

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

On February 26, 2018, the Company executed an Asset Purchase Agreement (the "Agreement") with Gamwell Technologies Inc., a Texas corporation ("Gamwell").  Gamwell is engaged in the business of providing managed services, VIOP telephone, security consulting and professional services to its customers.

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
Results of Operations

The following summary of the Company's operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2018 and 2017.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	June 30,
	2018	2017	Change
Revenue	$1,074,580	$1,444,910	$(370,330)
Cost of revenue	254,974	646,210	(391,236)
Operating expenses	1,491,915	991,386	500,529
Net loss	$(694,411)	$(218,972)	$(475,439)

Revenues declined by approximately $370,330 or 26% compared with the same period last year. Approximately $327,122 of the decline was related to managements' decision to focus on recurring services and eliminate product sales during the quarter, the remaining decline was related to lower professional services and some reduction in recurring customers, which was partially off-set with the purchased contracts.  Management has hired a direct sales team to supplement sales through GSPs and expects this to generate additonal recurring revenue during 2019..

Cost of revenue declined by approximately $391,236 or 61% compared with the same period last year.  Approximately $279,084 of the decline was related to managements' decision to focus on recurring services and eliminate product sales.  The remaining decrease was related to the negotiated reduction or elimination of certain contracted services used to generate these revenues and overall lower staff needed to support professional services.    The gross margin of product sales is significantly lower than recurring revenue, which has increased the overall gross profit of the quarter.

Operating expenses increased by approximately $500,529 or 50% compared with the same period last year.  The Company has begun the investment in a new sales and marketing initiative, in addition had significantly more stock options and warrants expense than in the same period in the prior year and amortization of customer contracts purchased.  Management will control these expenses, however expects operating expense to continue to increase over the next year as the Company builds it sales efforts to increase the business.

The Company incurred a net loss of $694,411 and $218,972 for the three months ended June 30, 2018 and June 30, 2017, respectively.  The increase in the net loss is primarily related to the increase in operating expenses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	June 30,
	2018	2017	Change
Revenue	$1,887,185	$2,840,769	$(953,584)
Cost of revenue	569,063	1,266,304	(697,241)
Operating expenses	2,716,725	1,994,230	722,495
Net loss	$(1,438,820)	$(474,082)	$(964,738)

Revenues declined by approximately $953,584 or 34% compared with the same period last year. $508,359 of the decline was related to managements' decision to focus on recurring services and eliminate product sales. There was a decline in recurring revenue of approximately $500,000 with over 50% of the decline attributable to two customers.     Management has implemented a new sales team to grow the business and expects to see customer growth over the next year.

Cost of revenue declined by approximately $697,241 or 55% compared with the same period last year.  Approximately $467,412 of the decline was related to managements' decision to focus on recurring services and eliminate product sales.  The remaining decrease was related to the negotiated reduction or elimination of certain contracted services used to generate these revenues and overall lower staff needed to support professional services.    The gross margin of product sales is significantly lower than recurring revenue, which has increased the overall gross profit of the quarter.

Operating expenses increased by approximately $722,495 or 36% compared with the same period last year.  The Company has begun the investment in a new sales and marketing initiative, in addition had significantly more stock options and warrants expense than in the same period in the prior year and amortization of customer contracts purchased.  Management will control these expenses, however expects operating expense to continue to increase over the next year as the Company builds it sales efforts to increase the business.

The Company incurred a net loss of $1,438,820 and $474,082 for the six months ended June 30, 2018 and June 30, 2017, respectively.  The increase in the net loss is related to the decline in product and service revenue and gross profit and increase in operating expenses, primarily related to new sales efforts in addition, the Company had significantly more stock options and warrants expense than in the same period in the prior year and amortization of customer contracts purchased.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2018	As at December 31, 2017
Current assets	$766,048	$670,938
Current liabilities	$1,075,106	$1,862,503
Working capital	$(309,058)	$(1,191,565)

Cash Flows

	Six Months Ended June 30,
	2018	2017
Cash flows used in operating activities	$(1,512,629)	$(605,908)
Cash flows used in investing activities	(840,220)	(439,584)
Cash flows provided by financing activities	2,505,088	1,563,994
Net increase in cash during period	$152,239	$518,502

At June 30, 2018, the Company had cash of $280,172. The increase in cash of $152,239 from the December 31, 2017 cash balance of $127,933 was related to the cash provided by the issuance of common stock, which was offset by the acquisition of recurring service contracts and an increase in operating expenses. Cash outflow in operating activities was approximately $1,512,629 for the six months ended June 30, 2018 and primarily related to the losses of the Company.

Net cash used in investing activities for the six months ended June 30, 2018 was $840,220 with $439,584 being used for the period ended June 30, 2017.  The use of cash was primarily used in the acquisition of recurring service contracts.

Net cash flows provided by financing activities for the six months ended June 30, 2018 was $2,505,088 compared to $1,563,994 in the six months ended June 30, 2017.  The Company issued 7,676,846 shares of common stock and received $2,875,000 with no material fees.  This was partially offset by the reduction of debt.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand and the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

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

Item 4. Controls and Procedures

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2018.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)       inadequate segregation of duties consistent with control objectives; and
(ii)      lack of multiple levels of supervision and review.
We believe that the weaknesses identified above have not had any material effect on our financial results. We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the current fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.
Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.
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
Management's Remediation Plan
The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.
However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:
(i)        appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and
We will attempt to implement the remediation efforts set out herein by the end of the 2019 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.
Management believes that despite our material weaknesses set forth above, our financial statements for the three and six-month periods ended June 30, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of its properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

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

NDIVISION, INC.
(Registrant)

Dated: August 14, 2018	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)