Form 10-Q
period 2018-09-30
nDivision Inc.
filed 2018-11-14
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2018

or

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

40,236,671 common shares issued and outstanding as of November 13, 2018.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION INC.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended September 30, 2018

Page

Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (Unaudited)	5

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	6

Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the Nine months ended September 30, 2018 and year ended December 31, 2017 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9

NDIVISION INC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$52,094	$127,933
Accounts receivable, net	502,342	476,255
Prepaid expenses	121,176	66,750
Total current assets	675,612	670,938

Equipment and software licenses - at cost, less accumulated
Depreciation and amortization	597,982	887,641
Intangible assets, less accumulated amortization	911,060	-
Total assets	$2,184,654	$1,558,579

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lines of credit	$-	$92,075
Accounts payable	93,763	565,226
Accrued liabilities	408,684	517,922
Factoring credit facility	144,439	-
Loan from officer	-	137,000
Note payable	21,129	45,496
Current portion of acquisition note payable	96,974	-
Current portion of finance lease obligations	521,648	504,784
Total current liabilities	1,286,637	1,862,503

Acquisition note payable	94,203	-
Finance lease obligations	65,430	342,726
Total long-term liabilities	159,633	342,726

Commitments

Stockholder's equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 39,970,005 and 27,500,000 shares issued and outstanding, respectively	39,970	27,500
Additional paid in capital	4,894,729	1,566,161
Accumulated deficit	(4,196,315)	(2,240,311)
	738,384	(646,650)
	$2,184,654	$1,558,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Product sales	$-	$283,351	$67,624	$859,334
Service revenue	1,142,226	935,795	2,961,787	3,200,581
Net revenues	1,142,226	1,219,146	3,029,411	4,059,915

Product costs	-	250,714	32,315	750,441
Service costs	269,870	355,057	806,618	1,121,634
Cost of revenues	269,870	605,771	838,933	1,872,075
Gross profit	872,356	613,375	2,190,478	2,187,840

Operating expenses
Selling, general and administrative expenses	1,365,158	1,433,787	4,081,882	3,428,017

Loss from operations	(492,802)	(820,412)	(1,891,404)	(1,240,177)

Other expense
Interest expense	(24,383)	(30,629)	(64,600)	(84,946)
Other expense	(24,383)	(30,629)	(64,600)	(84,946)

Net loss before income tax	(517,185)	(851,041)	(1,956,004)	(1,325,123)

Income tax expense	-	-	-	-

Net loss	(517,185)	(851,041)	(1,956,004)	(1,325,123)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.05)	$(0.05)

Weighted average shares outstanding - basic and diluted	39,731,671	26,488,598	37,689,173	24,380,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Unaudited)

					Total
	Common Stock	Common Stock	Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	(Deficit) Equity

Balance, December 31, 2016	23,139,904	$23,140	$367,665	$(432,450)	$(41,645)

Common stock issued for modification of stock options	1,482,296	1,482	168,627	-	170,109

Common stock issued for services	57,857	58	17,442	-	17,500

Stock compensation expense	-	-	15,247	-	15,247

Common stock issued for cash	2,819,943	2,820	997,180	-	1,000,000

Net loss	-	-	-	(1,807,861)	(1,807,861)

Balance, December 31, 2017	27,500,000	$27,500	$1,566,161	$(2,240,311)	$(646,650)

Effect of reverse acquisition on February 13, 2018:
Adjustement for reverse acquisition	4,400,000	4,400	(18,285)	-	(13,885)

Amortization of stock option and warrant expense	-	-	312,757	-	312,757

Common stock issued for services	13,158	13	4,987	-	5,000

Warrant issued for acquisition of contracts	-	-	21,158	-	21,158

Common stock issued for cash, net	8,056,847	8,057	3,007,951	-	3,016,008

Net loss	-	-	-	(1,956,004)	(1,956,004)

Balance, September 30, 2018	39,970,005	$39,970	$4,894,729	$(4,196,315)	$738,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,956,004)	$(1,325,123)
Adjustments to reconcile net income to net cash used in
operating activities
Depreciation and amortization	417,269	334,564
Stock based compensation	312,757	192,528
Stock issued for services	5,000	-
Changes in assets and liabilities
Accounts receivable	(26,087)	196,297
Prepaid expenses	(54,426)	37,984
Other current assets and liabilities, net	-	102,469
Accounts payable and accrued liabilities	(580,701)	(19,827)
Net cash used in operating activities	(1,882,192)	(481,108)

Cash flows from investing activities
Acquisition of contracts	(813,855)	-
Acquisition of equipment and software licenses	(26,365)	(15,281)
Net cash used in investing activities	(840,220)	(15,281)

Cash flows from financing activities
Lines of credit, net	(92,075)	(116,696)
Proceeds from issuance of common stock, net	3,016,008	1,015,903
Factoring credit facility, net	144,439	-
(Repayments of) proceeds from loans from officers	(137,000)	136,286
(Repayments of) proceeds from of long-term debt	(24,367)	(45,847)
(Repayments of) proceeds from of finance lease obligations	(260,432)	(198,373)
Net cash provided by financing activities	2,646,573	791,273

Net (decrease) increase in cash	(75,839)	294,884
Cash, beginning of period	127,933	181,700
Cash, end of period	$52,094	$476,584

Supplemental cash flow disclosures
Interest paid	$52,437	$66,013
Income taxes paid	$-	$-
Non-cash financing activities
Consideration for the purchase of contracts (warrants and acquisition note)	$212,335	$-

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

On February 26, 2018, the Company executed an Asset Purchase Agreement (the "Agreement") with Gamwell Technologies Inc., a Texas corporation ("Gamwell").  Gamwell is engaged in the business of providing managed services, VOIP telephone, security consulting and professional services to its customers.

As a result of the Agreement, nDivision acquired various managed services contracts (the "Purchased Contracts") from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the "Cash Consideration") to Gamwell.  In addition, Gamwell received a promissory note (the "Promissory Note") in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services.  The note is currently estimated at approximately $191,177 based on the closing monthly recurring revenue.  Gamwell also received a warrant (the "Warrant") to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the company as of the agreement date.  The warrant was valued at approximately $21,158.  The consideration for the contracts purchased was $1,012,335.  The cash Consideration, Promissory Note and Warrant shall be defined as the "Purchase Price" and can be adjusted after one year, based on the newly calculated monthly recurring revenue. This transaction was accounted under the guidance in Topic 805-50 Acquisition of Assets rather than a business.

Since February 13, 2018, the Company has sold 8,056,847 shares of the Registrant's common shares at a price of approximately $0.375 per share for $3,016,008.  There were no material fees paid in association with these shares being sold.

On April 9, 2018, the parent company Go2Green Landscaping, Inc. changed its name to nDivision Inc. and changed the ticker symbol to NDVN.

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

2. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 8-KA filed on April 30, 2018.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, Vi3 Technologies, Inc. (inactive subsidiary). All significant inter-company accounts and transactions are eliminated in consolidation.

Liquidity

The Company has experienced significant losses and negative cash flows from operations in the past. Management has secured new managed services contracts, implemented a strategy which included cost reduction efforts, as well as identifying strategic acquisitions to improve the overall profitability and cash flows of the Company.

During the nine months ended September 30, 2018, the Company sold 8,056,847 shares of common stock at a price of approximately $0.375 per share for $3,016,008.

The Company has entered into a factoring agreement to provide short term working capital.  The Company receives 90% of the factored receivables for a fee of 1.9% of the factored invoice.  As of November 13, 2018, the Company has factored approximately $226,506 of its invoices.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

2. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”): Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.

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

For revenue recognition arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we evaluate the goods or services promised within each contract related performance obligation and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Project based, services revenue is recognized when the professional consulting, maintenance or other ancillary services are provided to the customer.

The Company provides recurring services.  There are two components to the recurring services; set-up revenues are recognized upon completion of the set-up procedures and the monthly recurring revenue is recognized as services are rendered.

The Company is a value-added reseller and engages in "drop-shipping" whereby products are transferred directly from the Company's supplier to the customer. Product sales are recognized as revenue upon shipment of the products by the vendor.  Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

2. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers.   Management has determined that there was no allowance required for the period ended September 30, 2018 and 2017.  The Company does not accrue interest on past due receivables.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivable.  See Note 15 for significant customer concentration disclosure.

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

Long-Lived Assets

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying values may no longer be appropriate.  Recoverability of carrying values is assessed by estimating future net cash flows from the assets.  Based on management's evaluations, no impairment charge was deemed necessary at September 30, 2018 and 2017.  Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact management's assumptions as to sales prices, rental rates, costs, holding periods or other factors that may result in changes in the Company's estimates of future cash flows.  Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

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

2. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of the Company's current assets and current liabilities approximate their carrying values due to their short-term nature. The carrying value of the Company's long-term liabilities represents their fair value based on level 3 inputs.  See Note 9 and 10 for acquisition note payable and financial lease obligations.

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 8,142,000 and 2,138,286 of common stock equivalents excluded for the periods ended September 30, 2018 and 2017, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $687 and $11,341, and $0 and $6,322 for the three and nine months ended September 30, 2018 and 2017, respectively.

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

See Note 11 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation.

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

2. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2018, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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

In November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company's balance sheet. The new guidance eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods, except for balance sheet classification requirements related to deferred tax assets and liabilities. The adoption of this guidance had no material effect on the Company as of September 30, 2018.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance had no material effect on the Company as of September 30, 2018.

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

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

In June 2018, the FASB issued ASU 201/-07, which simplifies the accounting for non-employee share-based payment transactions.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  The standard will be effective in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606).  The Company is currently evaluating the effect of the adoption of this ASU will have on its financial statements.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future financial statements.

4. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	September 30,	December 31,
	2018	2017
Equipment and software	$1,146,100	$1,119,765
Software licenses	955,408	955,408
	2,101,508	2,075,173
Less - Accumulated depreciation and amortization	(1,503,526)	(1,187,532)
	$597,982	$887,641

Depreciation and Amortization expense for the three and nine months ended September 30, 2018 and 2017 was approximately $101,318 and $315,994, and $94,512 and $309,640, respectively.

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

5. INTANGIBLE ASSETS

Intangible Assets

As of September 30, 2018

(In Thousands)	Useful Life	Cost	Accumulated Amortization	Net Book Value

Customer Relationships / Service Contracts	5	$1,012,335	$101,275	$911,060

There was no amortization expense attributable to the amortization of identifiable intangible assets for the three month and nine-month period ended September 30, 2017 as the assets were not transferred until after March 31, 2018. There was approximately $50,638 and $101,276 for the three month and nine-month period ended September 30, 2018, respectively. Customer relationships and service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $911,060, as follows: remainder of fiscal 2018 - $50,638, fiscal 2019 - $202,551, fiscal 2020 - $202,551, fiscal 2021- $202,551, fiscal 2022- $202,551 and thereafter - $50,218.

6. ACCRUED LIABILITIES

	September 30,	December 31,
	2018	2017
Accrued compensation	$54,871	$314,722
Accrued sales tax	144,070	157,218
Accrued franchise tax	32,234	43,372
Accrued professional fees and other payables	177,509	2,610
Total accrued liabilities	$408,684	$517,922

7. LINE OF CREDIT

	September 30,	December 31,
	2018	2017
The Company obtained a line of credit on April 4, 2014 with an original maturity date of April 4, 2015, an interest rate of 6% and maximum borrowings of $500,000. The line of credit was renewed in 2015 under the same terms, with a maturity date of April 4, 2016, and renewed again in 2016 with a maturity date of April 4, 2018. This line of credit is secured by the accounts receivable of the Company. This obligation was repaid in 2018, and the line of credit was terminated.	$-	$92,075

	$-	$92,075

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The arrangement notes an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional. 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The receivables under factoring arrangements are recorded within accounts receivable and factoring credit facility. The balance of the accounts receivable amount factored, and the related factor payable are $144,439 and $0 as of September 30, 2018 and 2017, respectively. The Company has recognized $6,897 and $0 in interest expense related to these arrangements for the nine-month period ended September 30, 2018 and 2017, respectively. The Company has recognized $6,897 and $0 in interest expense related to these arrangements for the three-month period ended September 30, 2018 and 2017, respectively.

	September 30,	December 31,
	2018	2017
The Company has entered into a factoring agreement to provide short term working capital. The Company receives 90% of the factored receivables for a fee of 1.9% of the factored invoice.	$144,439	$-

	$144,439	$-

9. NOTE PAYABLE

	September 30,	December 31,
	2018	2017
The Company obtained an $85,670 promissory note with a maturity date of June 30, 2019, an interest rate of 6%, which is repayable in monthly installments of principal and interest of $2,270. The note is unsecured.	$19,905	$38,932

The Company obtained a $20,175 promissory note with a maturity date of November 17, 2018, an interest rate of 6%, which is repayable in monthly installments of principal and interest of $615. This note was guaranteed by the shareholders of the Company.	1,224	6,564

Current portion of debt	21,129	45,496

Long term debt	$-	$-

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

10. FINANCE LEASE OBLIGATIONS

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

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended
Remaining in 2018	$169,482
2019	410,800
2020	46,584
2021	2,021
Total	628,887
Less: interest	(41,809)
Present value of net minimum lease payments	587,078
Short term	521,648
Long term total	$65,430

Lease payments for the three and nine months ended September 30, 2018 and 2017 aggregated approximately $169,538 and $473,891, and $138,858 and $398,841, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $540,695 and $848,250 as of September 30, 2018 and December 31, 2017, respectively.

11. STOCK BASED COMPENSATION

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

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table reflects the stock options for the nine months ended September 30, 2018:

A summary of stock option activity is as follows:

Number of options outstanding:
Beginning of year	$752,062
Granted	6,405,314
Exercised, converted	-
Forfeited / exchanged / modification	1,215,698

September 30, 2018	5,941,678

Number of options exercisable at end of period	-
Number of options available for grant at end of period	2,058,322

Weighted average option prices per share:
Granted during the period	$0.38
Exercised during the period	-
Forfeited/exchanged/modified during the period	0.13
Outstanding at end of the period	$0.38
Exercisable at end of year	-

The average fair value of stock options granted was estimated to be $0.19 per share during the period ended September 30, 2018. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

September 30, 2018

Expected option life (years)	6.5
Expected stock price volatility	51 - 135%
Expected dividend yield	—%
Risk-free interest rate	2.00 – 2.82%

Stock-based compensation expense attributable to stock options was $250,977 for the period ended September 30, 2018. As of September 30, 2018, there was approximately $932,488 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

The Company issued approximately 2,200,000 warrants related to three consulting agreements during the period.  The fair value of the warrants granted was approximately $61,780 for the period ended September 30, 2018.  The compensation was recognized as stock compensation expense in the current period as the warrants are immediately exercisable, regardless of the service period of the consulting agreements.  This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018

Expected option life (years)	1 to 1.5
Expected stock price volatility	51%
Expected dividend yield	—%
Risk-free interest rate	2.00%

These warrants are fully vested at the time of issuance and there is no unamortized expense related to these warrants.  In connection with the issuance of the common shares during the three months ended, September 30, 2018 the Company issued a warrant to purchase up to 750,000 shares of the Company’s common stock at a price of $0.625 for one year. At September 30, 2018, there were warrants outstanding to purchase up to 2,950,000 common stock of the Company’s common stock at an exercise price of $0.625.

12. COMMON STOCK

nDivision recorded the issuance of 4,400,000 common shares and the assumed liabilities of approximately $13,885 in connection with the reverse acquisition.

nDivision issued 13,158 common shares for services provided to the Company during the period ended June 30, 2018.  The services provided were valued at approximately $5,000.

nDivision issued 8,056,847 shares of common stock and received approximately $3,016,008 with no material fees. In connection with the issuance of the common shares during the three months ended, September 30, 2018 the Company issued a warrant to purchase up to 750,000 shares of the Company’s common stock at a price of $0.625 for one year.

Subsequent to September 30, 2018 the Company issued 400,666 shares of common stock and received approximately $150,250 with no material fees.

13. RELATED PARTY TRANSACTIONS

To ensure the Company had adequate near-term liquidity, the officers of the Company loaned the Company short-term loans at an interest rate of .05%.   At September 30, 2018 and December 31, 2017 there was approximately $0 and $137,000, respectively, owed to officers of the Company, other than reimbursable expenses.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

14. COMMITMENTS

The Company leases office and Data Center space.  Future minimum lease payments are as follows:

September 30,
Remainder of 2018	$10,233
2019	30,998
$41,221

Lease payments for the three and nine months ended September 30, 2018 and 2017 aggregated $16,089 and $49,374, and $15,684 and $47,616, respectively.

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

 15.  SIGNIFICANT CUSTOMERS

The Company had significant customers in each of the quarters presented. A significant customer is defined as one that makes up ten-percent or more of total revenues in a particular quarter or ten-percent of outstanding accounts receivable balance as of the year end.

Net revenues for the three and nine months ended September 30, 2018 and 2017 include revenues from significant customers as follows:

	Three Month Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Customer A	43%	30%	41%	30%
Customer B	9%	16%	10%	17%

Accounts receivable balances as of September 30, 2018 and December 31, 2017 from significant customers are as follows:

	September 30,	December 31,
	2018	2017
Customer A	76%	46%
Customer B	4%	8%
Customer C	5%	-%
Customer D	1%	25%

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

On February 26, 2018, the Company executed an Asset Purchase Agreement (the "Agreement") with Gamwell Technologies Inc., a Texas corporation ("Gamwell").  Gamwell is engaged in the business of providing managed services, VOIP telephone, security consulting and professional services to its customers.

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

Since February 13, 2018, the Company has sold approximately 8,056,847 shares of the Registrant's common shares at a price of approximately $0.375 per share for approximately $3,016,008.  There were no material fees paid in association with these shares being sold.

On April 9, 2018, the parent company Go2Green Landscaping, Inc. changed its name to nDivision Inc. and changed the ticker symbol to NDVN.

Results of Operations

The following summary of the Company's operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2018 and 2017.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	September 30,
	2018	2017	Change
Revenue	$1,142,226	$1,219,146	$(76,920)
Cost of revenue	269,870	605,771	(335,901)
Operating expenses	1,365,158	1,433,787	(68,629)
Net loss	$(517,185)	$(851,041)	$333,856

Revenues declined by approximately $76,920 or 6% compared with the same period last year. Approximately $283,350 of the decline was related to managements' decision to focus on recurring services and eliminate product sales during the quarter, this was offset by additional professional fees and the purchased contracts.

Cost of revenue declined by approximately $335,901 or 55% compared with the same period last year.  Approximately $250,714 of the decline was related to managements' decision to focus on recurring services and eliminate product sales.  The remaining decrease was related to the negotiated reduction or elimination of certain contracted services used to generate these revenues and overall lower staff needed to support professional services.    The gross margin of product sales is significantly lower than recurring revenue, which has increased the overall gross profit of the quarter.

Operating expenses decreased by approximately $68,629 or 5% compared with the same period last year.  The Company’s management is continuing to control operating expenses while also implementing management growth strategies. In addition, the Company had significantly more stock based compensation expense and warrant expenses that in the same period in the prior year and the amortization of contracts purchased.

The Company incurred a net loss of $517,185 and $851,041 for the three months ended September 30, 2018 and September 30, 2017, respectively.  The decrease in the net loss is primarily related to higher gross profit and the decrease in operating expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	September 30,
	2018	2017	Change
Revenue	$3,029,411	$4,059,915	$(1,030,504)
Cost of revenue	838,933	1,872,075	(1,033,142)
Operating expenses	4,081,882	3,428,017	653,865
Net loss	$(1,956,004)	$(1,325,123)	$(630,881)

Revenues declined by approximately $1,030,504 or 25% compared with the same period last year. $718,126 of the decline was related to managements' decision to focus on recurring services and eliminate product sales. There was a decline in recurring revenue of approximately $250,00 with the majority of the decline attributable to two customers.

Cost of revenue declined by approximately $1,033,142 or 55% compared with the same period last year.  Approximately $791,710 of the decline was related to managements' decision to focus on recurring services and eliminate product sales.  The remaining decrease was related to the negotiated reduction or elimination of certain contracted services used to generate these revenues and overall lower staff needed to support professional services.    The gross margin of product sales is significantly lower than recurring revenue, which has increased the overall gross profit of the quarter.

Operating expenses increased by approximately $653,865 or 19% compared with the same period last year.  The Company’s management is continuing to control operating expenses while also implementing management growth strategies. Some of these strategies temporarily increased the sales and marketing expenses incurred during the period. In addition, the Company had significantly more stock based compensation expense and warrant expenses that in the same period in the prior year and the amortization of contracts purchased.

The Company incurred a net loss of $1,956,004 and $1,325,123 for the nine months ended September 30, 2018 and September 30, 2017, respectively.  The increase in the net loss is related to the decline in product and service revenue and gross profit and increase in operating expenses, primarily related to new sales efforts in addition, the Company had significantly more stock options and warrants expense than in the same period in the prior year and amortization of customer contracts purchased.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2018	As at December 31, 2017
Current assets	$675,612	$670,938
Current liabilities	$1,286,637	$1,862,503
Working capital	$(611,025)	$(1,191,565)

Cash Flows

	Nine Months Ended September 30,
	2018	2017
Cash flows used in operating activities	$(1,882,192)	$(481,108)
Cash flows used in investing activities	(840,220)	(15,281)
Cash flows provided by financing activities	2,646,573	791,273
Net (decrease) increase in cash during period	$(75,839)	$294,884

At September 30, 2018, the Company had cash of $52,094. The decrease in cash of $75,839 from the December 31, 2017 cash balance of $127,933 was related to the cash provided by the issuance of common stock, which was offset by the acquisition of recurring service contracts and an increase in operating expenses. Cash outflow in operating activities was approximately $1,882,192 for the nine months ended September 30, 2018 and primarily related to the losses of the Company.

Net cash used in investing activities for the nine months ended September 30, 2018 was $840,220 with $15,281 being used for the period ended September 30, 2017.  The use of cash was primarily used in the acquisition of recurring service contracts.

Net cash flows provided by financing activities for the nine months ended September 30, 2018 was $2,646,573 compared to $791,275 in the nine months ended September 30, 2017.  The Company issued 8,056,847 shares of common stock and received $3,016,008 with no material fees.  This was partially offset by the reduction of debt.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended, September 30, 2018 the Company issued 380,001 shares of common stock and received approximately $142,120 with no material fees. In connection with the issuance of the common shares during the three months ended, September 30, 2018 the Company issued a warrant to purchase up to 750,000 shares of the Company’s common stock at a price of $0.625 for one year.

Subsequent to September 30, 2018 the Company issued 400,666 shares of common stock and received approximately $150,250 with no material fees.

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

NDIVISION, INC.
(Registrant)

Dated: November 14, 2018	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

