Form 10-K
period 2018-12-31
nDivision Inc.
filed 2019-03-29
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 333-212446

NDIVISION, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5133966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4925 Greenville Ave., Suite 200, Dallas TX	75206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 785-6355

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 28, 2018, was approximately $9,306,040 based on a $0.77 price paid for such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

40,605,339 common shares as of March 29, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

1

Forward-Looking Statements

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

PART I

Item 1. Business

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our common stock.

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean nDivision, Inc., unless otherwise indicated.

nDivision Inc ("nDivision" or the "Company") was incorporated under the laws of the state of Texas. nDivision's registered office is located at 4925 Greenville Avenue, Suite 200, Dallas, Texas 75206. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers (GSP).  The Company operates in most states of the United States of America.

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

As a result of the Merger, nDivision became a wholly-owned subsidiary of the Registrant and following the consummation of the Merger and giving effect to the issuance of the Merger Shares and the retirement of 10,000,000 shares of the then 14,400,000 shares issued and outstanding of the Registrant by its principal stockholders, the stockholders of nDivision beneficially owned approximately Seventy percent (70%) of the issued and outstanding Common Stock of the Registrant.

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

As a result of the Agreement, nDivision acquired various managed services contracts (the "Purchased Contracts") from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the "Cash Consideration") to Gamwell.  In addition, Gamwell received a promissory note (the "Promissory Note") in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services.  The Promissory Note is currently estimated at approximately $191,177 based on the closing monthly recurring revenue.  Gamwell also received warrants (the "Warrants") to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the Company as of the agreement date.  The Warrants were valued at approximately $21,158 at the time of purchase, however these warrants have not been issued as the final purchase price adjustment calculation has not been completed at the time of this report.  The consideration for the contracts purchased was approximately $1,012,335.  The Cash Consideration, Promissory Note and Warrants shall be defined as the "Purchase Price" and can be adjusted after one year, based on the newly calculated monthly recurring revenue. To date, the Company has not made any adjustment to the “Purchase Price” as there has been no newly calculated monthly recurring revenue at the time of this report.

Since February 13, 2018, the Company has sold approximately 8,590,847 shares of the Registrant's common shares at a price of approximately $0.375 per share for approximately $3,215,738.  There were no material fees paid in association with these shares being sold.

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

Our Current Business

nDivision supports organizations in their journey towards digital transformation using advanced technologies across the datacenter, cloud, network and end user help desk. Progressive Chief Information Officers (“CIOs”) want to reduce the proportion of their IT budget that is spent on KTLO (Keeping The Lights On) and pivot towards initiatives that make the organization more effective and more efficient; however, IT Operations is still a critical business function and cannot be compromised. In the past, service providers have promised lower costs and improved service levels through labor arbitrage, achieved by utilizing offshore resources. Unfortunately, this has rarely lived up to expectations, and has generally resulted in poor service levels and constant additional costs for ‘out of scope’ work. nDivision takes a radically different approach. It hires some of the best talent in the industry, harnesses technologies like automation, artificial intelligence, machine learning and cognitive to dramatically reduce costs and drive up service levels. nDivision’s business model is driven by state-of-the-art technologies, low overheads through strategies that include remote working, a flat organizational structure and highly motivated & talented U.S. based employees. The net effect is a very competitive value proposition and delighted customers. nDivision’s services are industry segment agnostic and its customers range from a small and midsize business (“SMB”), through midmarket and large enterprise (the largest customer is a Fortune 500 account). It provides remote support for customer IT operations in 45 countries and across six continents. One of the top ten global solution providers ($60bn+ revenues) resells nDivision’s services across the U.S., and a second ($110bn+ revenues) has begun recommending nDivision’s services in its South-Central U.S. region.

Services and Solutions

Autonomic Services

VIRTUAL ENGINEER AS A SERVICE (VEaaS®)

IT has become increasingly pervasive, and its ‘always on’ requirement has made it highly critical. In order to keep it up and running, organizations grew larger and larger IT departments and invested in more and more tools. The problem with this approach is that it is dependent on humans carrying out tasks and using tools, and humans are relatively slow, make mistakes and are transient. VEaaS® meets these challenges head on by typically automating between 60% and 80% of IT Operations tasks across the datacenter and network, after the first twelve months of the service.

SINGLE PANE-OF-GLASS IT OPERATIONS

VEaaS® is an integrated IT Operations platform, not a collection of tools. It is made up of 28 different modules, all of which were developed from the ground up (i.e. no acquired IP) and are fully ITIL compliant. Organizations can choose to implement some or all of the modules, for the same all-inclusive price. Every function is available through a single pane-of-glass, providing visibility and control of incidents, remediation, assets, change management, problem management, knowledge management, SOP’s, etc.

INTEGRATED CMDB

An accurate Configuration Management Database (CMDB) is the heart of ITSM (IT Service Management). Very few major organizations have an accurate CMDB, and many of those who are trying to get there are using a spreadsheet. VEaaS® has an integrated CMDB that is controlled by the change management module, making it very difficult to add, remove or change Configuration Items without maintaining the integrity of the CMDB. Further, the CMDB within VEaaS® can store correlations and dependencies, which improves incident management, and is invaluable when planning major changes such as datacenter and/or cloud migrations.

PRE-BUILT AUTOMATIONS

There are a number of tools available that allow automations to be scripted, however, VEaaS® includes over 20,000 unique pre-built automations spanning multiple areas such as infrastructure, operating systems, hypervisors, services, databases and major applications. These automations run across solutions from all the major vendors and can either run as standard or using a WYSIWYG ‘drag and drop’ approach, can be quickly customized to match an organization’s SOP’s. In fact, if an asset is IP-addressable, can accept keyboard-based commands and generate outputs, it can be part of an automation.

AUTONOMIC MANAGED SERVICE (AMS)

nDivision's AMS is built on the VEaaS® platform. In many cases, VEaaS® resolves incidents without any human involvement; this is referred to as Autonomic Resolution. In other cases, VEaaS® gathers all the relevant information at the time that an incident occurs and automatically escalates the ticket to a human engineer; this is referred to as Autonomic Assistance. Sometimes, the VEaaS® platform will notify a human engineer that it has resolved a particular incident multiple times in a given time period and will automatically escalate the incident to Problem Management. There are also some situations where an incident cannot be addressed autonomically and a human will have to investigate the incident and carry out remediation. Where an organization does not want to use its human labor for tasks that cannot be carried out autonomically, nDivision's AMS provides an ITIL Level 1 Autonomic Managed Service (L1 AMS) and an ITIL Level 2 Autonomic Managed Service (L2 AMS).

END USER HELP DESK

nDivision understands that every minute that an end user is unable to access an IT service or technology costs the organization money. If that user is a knowledge-worker, C-level executive or other key resource, the costs can be significantly higher. Furthermore, equipment costs may only represent 20% of the Total Cost of Ownership, with support costs representing the other 80%. Therefore, optimizing access to technology is a critical area of cost-saving and improved productivity.

Many organizations find that providing a multi-tiered Help Desk for its end users can be challenging. Often, Tier 2 resources cannot be spared to address complex end user issues, which leads to protracted user response and resolution times. Also, when resources are limited, providing a high level of support outside of business hours and over weekends can be difficult to do effectively.

Our Proactive service provides a single point of contact for ticketing and remediation through email, web or by phone, and is charged for based on the number of devices. We install an agent on each device that allows us to quickly provide remote control support and keep patches up to date. The service includes anti-virus & anti-malware protection (or we can leverage your solution) and software distribution for operating systems and applications. Bare metal backups and recovery is an optional service. We leverage manufacturer warranties or a spares program, as needed. All support staff for our Proactive service are based in the U.S.

Our real-time Executive Dashboard provides data on the quality of service (each interaction can be rated by the user), call center statistics (abandonment, talk time, hold time, etc.), inventory data (asset type, operating system, location, etc.) and patching data (installed, missing approved and failed). The Speed of Service metrics includes service level achievement, speed by priority, speed by time and speed by support team member. The Resolved Tickets metrics includes count by team, percentage closed by team, mean time to respond and mean time to resolve. Custom views can also be created as a separate services engagement.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our business development offices and from home-based locations. We also partner with a number of global service providers (GSPs) that either resell our services across the U.S. or recommend our services to their targeted customers.

Customers

The services we provide are distributed among a number of customers, however a loss of a significant customer or a few significant customers in a short period of time could have a significant impact on our business and could materially reduce revenues. However, the services we provide directly to our customers are multi-year contracts with automatic renewals for at least a year, unless at least ninety (90) days’ notice is served to end the contract at the end of the current term. This provides time for us to adjust our resources accordingly and minimize the impact to cash flow. However, the services that we provide to our larger customers are typically critical to their operations and a termination of our services and therefore have a high renewal rate. The volume of work performed for specific customers is likely to vary from month to month, but these are typically not material variances.

Competition

The markets for our services are highly competitive, characterized by a large number of participants and subject to rapid change. Competitors may include systems integration firms, contract programming companies, application software companies, cloud computing service providers, traditional consulting firms, professional services groups of computer equipment companies, infrastructure management and outsourcing companies and boutique digital companies. Our direct competitors in large accounts include, among others, Accenture, Atos, Capgemini, Deloitte Digital, DXC Technology, Unisys, HCL Technologies, IBM Global Services, Infosys Technologies, NTT Data, Tata Consultancy Services, Unisys and Wipro. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate.

The principal competitive factors affecting the markets for our services include the provider’s reputation and experience, vision and strategic advisory ability, digital services capabilities, performance and reliability, responsiveness to customer needs, financial stability, corporate governance and competitive pricing of services. Accordingly, we rely on the following to compete effectively:

•         investments in state-of-the-art technologies;

•         our recruiting, training and retention model;

•         our 24/7 remote global service delivery model;

•         an entrepreneurial culture and approach to our work;

•         strategic partnerships with global service providers;

•         customer referrals;

•         investment in process improvement and knowledge capture;

•         financial stability and good corporate governance;

•         continued focus on responsiveness to customer needs, quality of services and competitive prices; and

•         continual service improvement, project management capabilities and technical expertise.

Intellectual Property

We provide value to our customers based, in part, on our proprietary business processes, methodologies, reusable knowledge capital and other intellectual property ("IP") assets. We recognize the importance of IP and its ability to differentiate us from our competitors. We seek IP protection for some of our innovations and rely on a combination of IP laws, confidentiality procedures and contractual provisions, to protect our IP and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights. While our proprietary IP rights are important to our success, we believe our business as a whole is not materially dependent on any particular IP right, or any particular group of patents, trademarks, copyrights or licenses.

Employees

We had approximately thirty-eight employees at the end of 2018. We are not party to any collective bargaining agreements.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks, uncertainties and other factors described below, in addition to the other information set forth in this Form 10-K, before making an investment decision. Any of these risks, uncertainties and other factors could materially and adversely affect our business, financial condition, results of operations, cash flows or prospects. In that case, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock. See also “Cautionary Statement Regarding Forward-Looking Statements.”

Our business depends on the availability of a large number of highly qualified IT professionals, sales and management personnel, and our ability to recruit and retain these individuals.

We actively compete with many other IT service providers for qualified personnel, including professional IT staff, sales people, and management. The availability of qualified personnel may affect our future ability to provide services and meet the requirements of our clients. An inability to attract resources at the costs anticipated for customer contracts may adversely impact our revenue and operating results in the future.

We have a history of significant cash needs and this may increase in the future.

As of December 31, 2018, we had approximately $150,000 in cash and a working capital deficit of approximately ($650,000). We have reported losses of approximately $2,400,000 and $1,800,000 for the years ended December 31, 2018 and 2017, respectively. We believe that our current recurring revenue, existing revenue opportunities, balances of cash and cash equivalents, factoring opportunities will more than likely not be sufficient to finance our anticipated capital and operating requirements for the next twelve months from the date of filing this annual report. Such belief is based on current customer contracts, forecasts and assumptions regarding our clients and services provided and management intends to seek additional debt or equity financing to provide any necessary working capital.

The IT services industry is highly competitive and fragmented, which means that our clients have a number of choices for providers of IT services and we may not be able to compete effectively.

The market for our services is highly competitive. The market is fragmented, and no company holds a dominant position. Consequently, our competition for client requirements and experienced personnel varies significantly by geographic area and by the type of service provided. Some of our competitors are larger and have greater technical, financial, and marketing resources and greater name recognition than we have in the markets we collectively serve. In addition, clients may elect to increase their internal IT systems resources to satisfy their end user, systems and network support needs. Finally, small and medium business customers typically have multiple smaller service providers within their local geography that are willing to provide onsite support as needed and there is no guarantee that our remote services will be appealing to these types of customers.

We may unintentionally infringe on the proprietary rights of others.

Many lawsuits currently are being brought in the software industry alleging violation of intellectual property rights. Although we do not believe that we are infringing on any patent rights, patent holders may claim that we are doing so. Any such claim would likely be time-consuming and expensive to defend, particularly if we are unsuccessful, and could prevent us from selling our products or services. In addition, we may also be forced to enter into costly and burdensome royalty and licensing agreements.

We may be unable to achieve the financial or other goals intended at the time of any potential acquisition.

Our growth strategy includes the potential acquisition of business assets or companies to increase our recurring revenues and add scale to our business operations.  We may not be successful in identifying or funding acquisitions that are consistent with our strategy or in completing such acquisitions.  Acquisitions of business assets or companies are subject to numerous potential risks, including the following:

•	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;
•	our inability to achieve the anticipated financial and other benefits of a specific acquisition;
•	our inability to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions;
•	risks of entering geographical markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	our inability to retain key personnel from an acquired company, if necessary;
•	difficulty in maintaining controls, procedures and policies during the transition and integration process;
•	our inability to integrate the target company’s technologies, products or businesses with ours;
•	diversion of our management’s attention from other business concerns; and
•	failure of our due diligence processes to identify significant issues, including issues with respect to , and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business and prospects could be adversely affected. Depending upon the nature and structure of future acquisitions, our stockholders may not have the ability to vote on, or consent to, the consummation of any such acquisition.

Concentration of ownership among our existing executive officers, directors and their affiliates, and others who beneficially own at least 10% of our outstanding common stock, may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates, together with others who own at least 10% of our outstanding common stock, beneficially own or control approximately 62% of our common stock. Accordingly, these persons, acting individually or as a group, will have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of our company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our Common Stock may be affected by trading volume and price fluctuations, which could adversely impact the value of our Common Stock.

The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. Market prices for public companies whose principle revenues are derived from the licensing of intellectual property have been particularly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, and the factors include, among others, the following:

•	quarterly variations in our operating results compared to market expectations;
•	our raising or failure to raise additional capital;
•	the risk of our inability to continue to meet listing requirements of the OTC-QB;
•	developments in relationships with strategic partners;
•	our competitors’ technological innovations;
•	our failure to meet or exceed securities analysts’ expectations of our financial results;
•	a change in financial estimates or securities analysts’ recommendations;
•	changes in management’s or securities analysts’ estimates of our financial performance;
•	changes in market valuations of similar companies;
•	regulatory developments and court decisions that negatively impact the ability of patent owners to protect their assets;
•	actual or expected sales of our common stock by our stockholders, including any of our significant stockholders.

Our common stock may be considered a “penny stock.”

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares of our common stock in the future.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

Our authorized capital stock consists of One Hundred Eighty million (180,000,000) shares of common stock and Twenty million (20,000,000) shares of blank check preferred stock. If we engage in capital raising activities in the future as we did in 2018, including issuances of common stock or securities that are convertible into, or exercisable for, our common stock, to fund the growth of our business, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have adopted an equity incentive plan pursuant to which equity awards may be granted to eligible employees (including our executive officers), directors and consultants, if our board of directors determines that it is in the best interest of the Company and our stockholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings. As of December 31, 2018, the Company had 3,741,000 exercisable options/warrants. Approximately 2,200,000 options/warrants will expire as of March 30, 2019.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A number of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Markets). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

 Our internal computer systems, or those of our development partners or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our development partners, data management organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities.

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. We do maintain a cyber insurance policy; however it may not be sufficient enough to cover all damages. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results and could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

We are increasingly dependent on information technology systems, infrastructure and data.

We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion and random attack. Security breaches pose a risk that sensitive data, including intellectual property, trade secrets or personal information may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest data protection and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information or the illegal transfer of funds to unknown persons, which could result in financial, legal, business or reputational harm. Any of these issues could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team. The loss of the services of any of these key managers could materially harm our business, financial condition, future results and cash flow. We do not maintain “key person” life insurance policies on any of these employees. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management if their services were no longer available.

The requirements of being a public company may strain our resources and distract management.

As a result of filing the registration statement, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Ineffective internal controls could impact the Company's business and operating results.

The Company's internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations of internal controls, including the possibility of human error, the circumvention or overriding of controls, poorly designed or ineffective controls, or fraud. Internal controls that are deemed to be effective can provide only reasonable assurance with respect to the preparation and fair presentation of the Company's financial statements. If the Company fails to maintain the adequacy of its internal controls, including the failure to implement new or improve existing controls, or fails to properly execute or properly test these controls, the Company's business and operating results could be negatively impacted and the Company could fail to meet its financial reporting obligations.

Changing economic conditions and the effect of such changes on accounting estimates could have a material impact on our results of operations.

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements pursuant to the rules and regulations of the SEC and other accounting rulemaking authorities. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, valuation allowances for deferred tax assets, legal matters and other contingencies, as applicable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur. Such changes could result in a material impact on the Company’s results of operations.

If we issue shares of preferred stock, investments in common stock could be diluted or subordinated to the rights of the holders of preferred stock.

Our board of directors is authorized by our Certificate of Incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. Further, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable a holder to block such a transaction. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of holders of our common stock. Although our board of directors is required to make any determination to issue preferred stock based on its judgment as to the best interests of our stockholders, our board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which such stockholders might receive a premium for their stock over the then-market price of such stock. Presently, our board of directors does not intend to seek stockholder approval prior to the issuance of currently authorized preferred stock, unless otherwise required by law or applicable stock exchange rules. Although we have no plans to issue any additional shares of preferred stock or to adopt any new series, preferences or other classification of preferred stock, any such action by our board of directors or issuance of preferred stock by us could dilute your investment in our common stock and warrants or subordinate your holdings to such shares of preferred stock.

 Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 4925 Greenville Ave., Suite 200, Dallas TX 75206. The lease for the property is a month to month lease, and management is currently reviewing new locations.

Item 3. Legal Proceedings

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

Equity Compensation Plan Information

As of December 31, 2018, there were stock options outstanding under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The plan granted additional incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2018 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2018 Plan (the "Committee"). The Committee has full authority to administer and interpret the provisions of the 2018 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2018 Plan. The maximum number of shares that may be granted under the 2018 Plan is 8,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company. All stock options outstanding as of December 31, 2018 were non-qualified stock options, had exercise prices equal to the market price on the date of grant and had expiration dates 10 years from the date of grant. The maximum number of shares that may be granted under the Plan is 8,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	5,901,677	$0.38	2,098,323
Equity compensation plans not approved by security holders	2,200,000	$0.625	-
Total	8,101,677	$0.45	2,098,323
_________________

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the three months ended, December 31, 2018, the Company issued 534,000 shares of common stock and received approximately $200,250 with no material fees.

 Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended December 31, 2018 vs. December 31, 2017.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2018 and 2017, which are included herein.

In January of 2018, management decided to no longer continue with product sales, due to the low margins and to allow our management team and sales team to focus on the services revenue. This change in focus had a direct result of lowering our total revenue by approximately $1,000,000. In addition, it was announced in December of 2018, the Company signed a new client to a five-year agreement for nDivision’s Autonomic Managed Service, which covers approximately 5,000 IT assets across the client’s datacenters, network and public cloud environment.  There are addition new sales contract that management expects to see significant growth in 2019.

Our operating results for the years ended December 31, 2018 and 2017 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,
	2018	2017	Change
Revenue	$4,203,921	$5,163,690	$(959,769)
Cost of revenue	1,141,407	2,365,326	(1,223,919)
Operating Expenses	5,361,362	4,488,936	872,426
Net loss	$(2,393,621)	$(1,807,861)	$(585,760)

Revenues declined by $959,769 or 19% for the fiscal year ended December 31, 2018 compared with the fiscal year ended December 31, 2017. Approximately $1,012,000 of the decline was related to managements' decision to focus on recurring services and eliminate product sales during 2018, this was offset by additional professional fees, new customers and approximately $620,000 from the purchased contracts from the Gamwell transaction.

Cost of revenue declined by $1,223,919 or 52% compared with the prior fiscal year.  Approximately $925,000 of the decline was related to managements' decision to focus on recurring services and eliminate product sales.  The remaining decrease was related to the negotiated reduction or elimination of certain contracted services used to generate service revenues and overall lower staff needed to support professional services. The gross margin of recurring revenue ranges between 65% and 75%, which is significantly higher than the gross margin of product sales which ranges between 10% and 15%. The decline of product sales has greatly increased the overall gross margin of the Company for the year.

Operating expenses increased by $872,426 or 19% compared with the prior fiscal year.  The Company has begun the investment in a new sales and marketing initiative, in addition had an increase of approximately $220,000 in stock options and warrants expense than in the same period in the prior year and approximately $152,000 of amortization of customer contracts purchased in 2018.

The Company incurred a net loss of $2,393,621 and $1,807,861 for the fiscal years ended December 31, 2018 and 2017, respectively.  The increase in the net loss is primarily related to the increase in operating expenses that were in excess of the increase in gross profit.

Liquidity and Capital Resources

Working Capital

	As at	As at
	December 31, 2018	December 31, 2017
Current assets	$706,089	$670,938
Current liabilities	1,359,046	1,862,503
Working capital	$(652,957)	$(1,191,565)

Cash Flows

	Year Ended
	December 31,
	2018	2017
Cash flows used in operating activities	$(1,851,754)	$(656,859)
Cash flows (used in) provided by investing activities	(826,364)	8,005
Cash flows provided by financing activities	2,705,126	595,087
Net increase (decrease) in cash during period	$27,008	$(53,767)

At December 31, 2018, the Company had cash of $154,941. The increase in cash of $27,008 from the December 31, 2017 cash balance of $127,933 was related to the cash provided by the issuance of common stock, which was offset by the acquisition of recurring service contracts and an increase in operating expenses. Cash outflows in operating activities was approximately $1,851,754 for the fiscal year ended December 31, 2018 and primarily related to the losses of the Company as well as repayments of accounts payable.

Net cash used in investing activities for the fiscal year ended December 31, 2018 was $826,364 with $8,005 being provided for the fiscal year ended December 31, 2017.  The use of cash was primarily used in the acquisition of contracts.

Net cash flows provided by financing activities for the fiscal year ended December 31, 2018 was $2,705,126 compared to $595,087 for the fiscal year ended December 31, 2017.  The Company issued 8,590,847 shares of common stock and received $3,215,738 with no material fees.  This was partially offset by the reduction of debt. In 2017 the Company issued shares of common stock and received approximately $1,000,000 with no material fees, which was partially offset by the reduction of debt.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand, cash flow from operations and short-term debt from the factoring of receivables. Management believes the Company will only need to raise additional capital for acquisitions, sales initiatives and unexpected decreases in operating cashflow. If the Company must raise capital, there is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

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

Topic 606 was effective as of January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to accumulated deficit at January 1, 2018.

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

Accounts Receivable

Accounts receivable are stated at the amount’s management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that there was no allowance required for the fiscal years ended December 31, 2018 and 2017.  The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the years ended December 31, 2018 and December 31, 2017.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company has used the retrospective method in the presentation of these consolidated financial statements, however there was no adjustment necessary.

In August 2016, the FASB issued authoritative guidance designed to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including: i) contingent consideration payments made after a business combination; ii) proceeds from the settlement of insurance claims; and iii) proceeds from the settlement of corporate-owned life insurance policies. The new guidance is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. There was no material impact on its consolidated financial statements as a result of adopting this guidance.

New Accounting Pronouncements Not Yet Adopted

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. the amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. We adopted this standard on January 1, 2019 and are applying the transition guidance as of the date of adoption, under the current period adjustment method. Management believes the effect on the financial statements will not be material.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  The standard will be effective in the first quarter of fiscal year 2019, although early adoption is permitted.  Management believes the effect on the consolidated financial statements will not be material.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

nDivison Inc.

December 31, 2018 and 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of nDivision, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of nDivision, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has an accumulated deficit of $4,633,932 as of December 31, 2018 and has suffered recurring losses from operations and has a net working capital deficiency as of December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. If the Company is unable to successfully raise additional capital to satisfy the obligations, there could be a material adverse effect on the Company.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Frieman LLP

We have served as the Company’s auditor since 2018.

Marlton, NJ
March 29, 2019

NDIVISION INC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash	$154,941	$127,933
Accounts receivable	478,174	476,255
Prepaid expenses	72,974	66,750
Total current assets	706,089	670,938

Equipment and software licenses - at cost, less accumulated
depreciation and amortization	497,833	887,641
Intangible assets, less accumulated amortization	860,422	-
Total assets	$2,064,344	$1,558,579

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lines of credit	$-	$92,075
Accounts payable	131,850	565,226
Accrued liabilities	538,783	517,922
Factoring credit facility	169,257	-
Loan from officer	-	137,000
Note payable	13,358	45,496
Current portion of acquisition note payable	113,598	-
Current portion of finance lease obligations	392,200	504,784
Total current liabilities	1,359,046	1,862,503

Acquisition note payable	77,579	-
Finance lease obligations	36,654	342,726
Total long-term liabilities	114,233	342,726

Commitments

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 40,504,005 and 27,500,000 shares issued and outstanding, respectively	40,504	27,500
Additional paid in capital	5,184,493	1,566,161
Accumulated deficit	(4,633,932)	(2,240,311)
	591,065	(646,650)
	$2,064,344	$1,558,579

The accompanying notes are an integral part of these consolidated financial statements.

NDIVISION INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Revenue
Product sales	$67,624	$1,080,079
Service revenue	4,136,297	4,083,611
Revenues	4,203,921	5,163,690

Product costs	22,277	946,637
Service costs	1,119,130	1,418,689
Cost of revenues	1,141,407	2,365,326
Gross profit	3,062,514	2,798,364

Operating expenses
Selling, general and administrative expenses	5,361,362	4,488,936

Loss from operations	(2,298,848)	(1,690,572)

Other expense
Interest expense	(94,773)	(117,289)
Other expense	(94,773)	(117,289)

Net loss before income tax	(2,393,621)	(1,807,861)

Income tax expense	-	-

Net loss	(2,393,621)	(1,807,861)

Basic and diluted loss per share	$(0.06)	$(0.07)

Weighted average shares outstanding - basic and diluted	38,365,165	25,166,841

The accompanying notes are an integral part of these consolidated financial statements.

NDIVISION INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

					Total
	Common Stock	Common Stock	Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	(Deficit) Equity

Balance, January 1, 2017	23,139,904	$23,140	$367,665	$(432,450)	$(41,645)

Common stock issued for modification of stock options	1,482,296	1,482	168,627	-	170,109

Common stock issued for services	57,857	58	17,442	-	17,500

Stock compensation expense	-	-	15,247	-	15,247

Common stock issued for cash	2,819,943	2,820	997,180	-	1,000,000

Net loss	-	-	-	(1,807,861)	(1,807,861)

Balance, December 31, 2017	27,500,000	$27,500	$1,566,161	$(2,240,311)	$(646,650)

Effect of reverse acquisition on February 13, 2018:
Adjustment for reverse acquisition	4,400,000	4,400	(18,285)	-	(13,885)

Amortization of stock option and warrant expense	-	-	403,325	-	403,325

Common stock issued for services	13,158	13	4,987	-	5,000

Warrant issued for acquisition of contracts	-	-	21,158	-	21,158

Common stock issued for cash, net	8,590,847	8,591	3,207,147	-	3,215,738

Net loss	-	-	-	(2,393,621)	(2,393,621)

Balance, December 31, 2018	40,504,005	$40,504	$5,184,493	$(4,633,932)	$591,065

The accompanying notes are an integral part of these consolidated financial statements.

NDIVISION INC
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,393,621)	$(1,807,861)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	568,055	444,344
Stock based compensation	403,325	185,356
Stock issued for services	5,000	17,500
Changes in assets and liabilities
Accounts receivable	(1,919)	259,556
Prepaid expenses	(6,224)	72,688
Income taxes recoverable	-	43,803
Accounts payable	(433,376)	-
Accrued liabilities	7,006	127,755
Net cash used in operating activities	(1,851,754)	(656,859)

Cash flows from investing activities
Acquisition of contracts	(800,000)	-
Repayment from officer	-	23,286
Acquisition of equipment and software licenses	(26,364)	(15,281)
Net cash (used in) provided by investing activities	(826,364)	8,005

Cash flows from financing activities
Lines of credit, net	(92,075)	(130,155)
Proceeds from issuance of common stock, net	3,215,738	1,000,000
Loans from officers	-	137,000
Factoring credit facility, net	169,257	-
Repayments of loans from officers	(137,000)	(24,000)
Repayments of long-term debt	(32,138)	(58,984)
Repayments of finance lease obligations	(418,656)	(328,774)
Net cash provided by financing activities	2,705,126	595,087

Net increase (decrease) in cash	27,008	(53,767)
Cash, beginning of year	127,933	181,700
Cash, end of year	$154,941	$127,933

Supplemental cash flow disclosures
Interest paid	$52,437	$117,289
Non-cash financing activities
Consideration for the purchase of contracts (warrants and acquisition note)	$212,335	$-

The accompanying notes are an integral part of these consolidated financial statements.

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

As a result of the Merger, nDivision became a wholly-owned subsidiary of the Registrant and following the consummation of the Merger and giving effect to the issuance of the Merger Shares and the retirement of 10,000,000 shares of the then 14,400,000 shares issued and outstanding of the Registrant by its principal stockholders, the stockholders of nDivision beneficially owned approximately seventy percent (70%) of the issued and outstanding Common Stock of the Registrant.

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

As a result of the Agreement, nDivision acquired various managed services contracts (the "Purchased Contracts") from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the "Cash Consideration") to Gamwell.  In addition, Gamwell received a promissory note (the "Promissory Note") in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services.  The Promissory Note is currently estimated at approximately $191,177 based on the closing monthly recurring revenue.  Gamwell also received warrants (the "Warrants") to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the Company as of the agreement date.  The Warrants were valued at approximately $21,158 at the time of purchase, however these warrants have not been issued as the final purchase price adjustment calculation has not been completed at the time of this report.  The consideration for the contracts purchased was approximately $1,012,335.  The Cash Consideration, Promissory Note and Warrants shall be defined as the "Purchase Price" and can be adjusted after one year, based on the newly calculated monthly recurring revenue. To date, the Company has not made any adjustment to the “Purchase Price” as there has been no newly calculated monthly recurring revenue at the time of this report.

Since February 13, 2018, the Company has sold 8,590,847 shares of the Registrant's common shares at a price of approximately $0.375 per share for $3,215,738.  There were no material fees paid in association with these shares being sold.

On April 9, 2018, the parent company Go2Green Landscaping, Inc. changed its name to nDivision Inc. and changed the ticker symbol to NDVN.

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

2. LIQUIDITY AND GOING CONCERN

The Company has experienced significant losses and negative cash flows from operations in the past. Management has secured new managed services contracts, implemented a strategy which includes cost reduction efforts, as well as identifying strategic acquisitions to improve the overall profitability and cash flows of the Company.

During the fiscal year ended December 31, 2018, the Company sold 8,590,847 shares of common stock at a price of approximately $0.375 per share for $3,215,738.

The Company has entered into a factoring agreement to provide short term working capital.  The Company receives 90% of the factored receivables for a fee of 1.9% of the factored invoice.  As of March 28, 2019, the Company has approximately $134,000 of factored invoices.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

3. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, Vi3 Technologies, Inc. (inactive subsidiary). All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

Topic 606 was effective as of January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to accumulated deficit at January 1, 2018.

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

Cash and Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The Company's cash balances are primarily maintained at two separate banks.  Balances are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable

Accounts receivable are stated at the amount’s management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that there was no allowance required for the fiscal years ended December 31, 2018 and 2017.  The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the years ended December 31, 2018 and December 31, 2017.

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

Earnings and Loss per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 2,582,667 and 752,062 of common stock equivalents excluded for the fiscal years ended December 31, 2018 and 2017, respectively because their effect is anti-dilutive.

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $12,540 and $20,625 for the fiscal years ended December 31, 2018 and 2017, respectively.

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

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2018, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company has used the retrospective method in the presentation of these consolidated financial statements, however there was no adjustment necessary.

In August 2016, the FASB issued authoritative guidance designed to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including: i) contingent consideration payments made after a business combination; ii) proceeds from the settlement of insurance claims; and iii) proceeds from the settlement of corporate-owned life insurance policies. The new guidance is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. There was no material impact on its consolidated financial statements as a result of adopting this guidance.

New Accounting Pronouncements Not Yet Adopted

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. the amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. We adopted this standard on January 1, 2019 and are applying the transition guidance as of the date of adoption, under the current period adjustment method. Management believes the effect on the financial statements will not be material.

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

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  The standard will be effective in the first quarter of fiscal year 2019, although early adoption is permitted.  Management believes the effect on the consolidated financial statements will not be material.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future consolidated financial statements.

4. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	December 31, 2018	December 31, 2017

Equipment and software	$1,124,245	$1,119,765
Software licenses	966,754	955,408
	2,090,999	2,075,173
Less - Accumulated depreciation and amortization	(1,593,166)	(1,187,532)
	$497,833	$887,641

Depreciation and Amortization expense related to owned assets for the fiscal years ended December 31, 2018 and 2017 was approximately $40,698 and $33,689 respectively.

Depreciation and Amortization expense related to leased assets for the fiscal years ended December 31, 2018 and 2017 was approximately $375,444 and $410,655, respectively.

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

5. INTANGIBLE ASSETS

Intangible Assets

As of December 31, 2018

	Useful Life	Cost	Accumulated Amortization	Net Book Value

Service Contracts	5	$1,012,335	$151,913	$860,422

There was no amortization expense attributable to the amortization of identifiable intangible assets for the fiscal year ended December 31, 2017 as the assets were not acquired until 2018. There was approximately $151,913 of amortization expense for the fiscal year ended December 31, 2018. Service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next four years, annual amortization expense for these finite life intangible assets will total approximately $860,422, as follows: fiscal 2019 - $202,551, fiscal 2020 - $202,551, fiscal 2021- $202,551, fiscal 2022- $202,551, fiscal 2023 - $50,218.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable, as of December 31, 2018, the Company has not recorded any impairments.

6. ACCRUED LIABILITIES

	December 31,	December 31,
	2018	2017
Accrued compensation	$156,139	$314,722
Accrued sales tax	149,821	157,218
Accrued franchise tax	35,000	43,372
Accrued professional fees and other payables	197,823	2,610
Total accrued liabilities	$538,783	$517,922

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

7. LINE OF CREDIT

	December 31,	December 31,
	2018	2017
The Company obtained a line of credit on April 4, 2014 with an original maturity date of April 4, 2015, an interest rate of 6% and maximum borrowings of $500,000. The line of credit was renewed in 2015 under the same terms, with a maturity date of April 4, 2016, and renewed again in 2016 with a maturity date of April 4, 2018. This line of credit was secured by the accounts receivable of the Company. This obligation was subsequently repaid in 2018, and the line of credit was terminated.	$-	$92,075

	$-	$92,075

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional. 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The receivables under factoring arrangements are recorded within accounts receivable and factoring credit facility. The balance of the accounts receivable amount factored, and the related factor payable are $169,257 and $0 as of December 31, 2018 and 2017, respectively. The Company has recognized $19,011 and $0 in interest expense related to these arrangements for the fiscal year ended December 31, 2018 and 2017, respectively.

9. NOTES PAYABLE

	December 31,	December 31,
	2018	2017
The Company obtained an $85,670 promissory note with a maturity date of June 30, 2019, an interest rate of 6%, which is repayable in monthly installments of principal and interest of $2,270. The note is unsecured.	$13,358	$38,932

The Company obtained a $20,175 promissory note with a maturity date of November 17, 2018, an interest rate of 6%, which is repayable in monthly installments of principal and interest of $615. This note was guaranteed by the shareholders of the Company.	-	6,564

Current portion of debt	13,358	45,496

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended
2018	$-	$544,073
2019	410,800	328,994
2020	46,584	40,407
2021	2,021	-
Total	459,405	913,474
Less: interest	(30,551)	(65,964)
Present value of net minimum lease payments	428,854	847,510
Short term	392,200	504,784
Long term total	$36,654	342,726

Lease payments for the years ended December 31, 2018 and 2017 aggregated approximately $650,620 and $544,772, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $450,834 and $848,250 as of December 31, 2018 and December 31, 2017, respectively.

11. STOCK BASED COMPENSATION

The Board of Directors approved the Company’s 2018 Equity Incentive Plan (the "2018 Plan").  The purpose of the 2018 Plan is to provide additional incentives to select persons who can make, are making, and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons, and to encourage and reward such contributions, by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock. The 2018 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2018 Plan (the "Committee"). The Committee has full authority to administer and interpret the provisions of the 2018 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2018 Plan. The maximum number of shares that may be granted under the 2018 Plan is 8,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The following table reflects the stock options for year ended December 31, 2018 and 2017:

	2018	2017

Number of options outstanding:
Beginning of year	$752,062	$2,523,456
Granted	6,405,314	115,702
Exercised, converted	-	-
Forfeited / exchanged / modification	(1,225,699)	(1,887,097)

End of year	5,931,677	752,062

Number of options exercisable at end of year	1,541,660	-
Number of options available for grant at end of year	2,098,323	809,913

Weighted average option prices per share:
Granted during the year	$0.38	$0.06
Exercised during the year	-	-
Terminated during the year	0.13	-
Outstanding at end of year	0.38	0.03
Exercisable at end of year	$-	$-

Stock-based compensation expense attributable to stock options was $341,545 for the year ended December 31, 2018. As of December 31, 2018, there was approximately $846,516 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

The Company issued approximately 2,200,000 warrants related to three consulting agreements during the year ended December 31, 2018.  The fair value of the warrants granted was approximately $61,780 for the year ended December 31, 2018.  The compensation was recognized as stock compensation expense for the year ended December 31, 2018 as the warrants are immediately exercisable, regardless of the service period of the consulting agreements.  This estimate was made using the Black-Scholes option pricing model using the weighted average assumptions detailed below.

These warrants are fully vested at the time of issuance and there is no unamortized expense related to these warrants.  There are no other warrants outstanding at December 31, 2018.

During 2017 options for approximately 6,400,000 common stock was modified and exchanged for approximately 6,400,000 common stock of the Company.  The Company recognized approximately $170,000 of stock modification expense related to the exchange and modification, the intrinsic value of these options was $0.

The average fair value of stock options granted was estimated to be $0.19 per share in fiscal 2018 and $0.04 per share in fiscal 2017. The estimates were made using the Black-Scholes option pricing model and the following weighted average assumptions:

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

	2018	2017

Expected option life (years)	6.5	10
Expected stock price volatility	51 - 135%	51%
Expected dividend yield	—%	—%
Risk-free interest rate	2.00%	2.00%

12. COMMON STOCK

In 2018:

nDivision recorded the issuance of 4,400,000 common shares and the assumed liabilities of approximately $13,885 in connection with the reverse acquisition.

nDivision issued 2,819,943 common shares and received approximately $1,000,000 with no material fees recorded.

nDivision issued 13,158 common shares for services provided to the Company during the year ended December 31, 2018.  The services provided were valued at approximately $5,000.

nDivision issued 8,590,847 shares of common stock and received approximately $3,215,738 with no material fees.

Subsequent to December 31, 2018 the Company issued nDivision issued 101,334 shares of common stock and received approximately $38,000 with no material fees.

13. RELATED PARTY TRANSACTIONS

To ensure the Company had adequate near-term liquidity, in 2017 the officers of the Company loaned the Company short-term loans at an interest rate of 0.05%.   At December 31, 2018 and 2017 there was approximately $0 and $137,000, respectively, owed to officers of the Company, other than reimbursable expenses.

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent approximately $55,000 for the year ended December 31, 2018. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

14. COMMITMENTS

The Company leases office and Data Center space.  Future minimum lease payments are as follows:

December 31,
2019	$30,998
$30,998

Lease payments for the years ended December 31, 2018 and 2017 aggregated $65,838 and $62,928, respectively. The office lease is a month to month lease and the Data Center space expire September 30, 2019.

Contract Purchase Price Adjustment

On the one-year anniversary of the Closing Date for the Gamwell contract purchase, nDivision will calculate (using the same methods and procedures used to calculate the aggregate monthly recurring revenue from the Purchased Contracts calculated on the Closing Date (the "Closing MRR") the monthly recurring revenue for the Purchased Contracts that are still active or that have renewed their contract term (the "Anniversary MRR"), plus any monthly recurring revenue from new managed service contracts that are being invoiced at the one year anniversary of the Closing Date (the "New MRR") (Anniversary MRR plus New MRR is referred to herein as the "Total MRR"). The Cash Consideration, the amount due under the Promissory Note and the number of shares issuable pursuant to the Warrants shall be adjusted as follows: (x) the Cash Consideration shall be decreased on the Closing Date, by the amount of Customer Prepayments, as defined in the agreement, if any; (y) the principal balance of the Promissory Note shall be decreased by an amount equal to the product of the MRR Percentage Decrease, as defined in the Agreement, multiplied by the Multiple Price, as defined in the Agreement, and (z) the Warrant Percentage shall be decreased by the MRR Percentage Decrease, if any. For clarity, the Purchase Price shall not be adjusted upward for any increase in monthly recurring revenue after Closing. To date, the Company has not made any adjustment to the “Purchase Price” as there has been no newly calculated monthly recurring revenue at the time of this report.

 15.  SIGNIFICANT CUSTOMERS

The Company had significant customers in each of the years presented. A significant customer is defined as one that makes up ten-percent or more of total revenues in a particular quarter or ten-percent of outstanding accounts receivable balance as of the year end.

Net revenues for the years ended December 31, 2018 and 2017 include revenues from significant customers as follows:

	Year Ended December 31,
	2018	2017
Customer A	42%	32%
Customer B	10%	17%

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Accounts receivable balances as of December 31, 2018 and 2017 from significant customers are as follows:

	December 31,	December 31,
	2018	2017
Customer A	74%	47%
Customer B	8%	8%

16.      INCOME TAXES

Year Ended December 31,
	2018	2017
Current expense (benefit):
Federal	$-	$-
State	-	-
Total current expense (benefit):	-	-

Deferred expense (benefit):
Federal	-	-
State	-	-
Total deferred expense (benefit):	-	-

Total income tax expense (benefit):	$-	$-

A reconciliation of the Company's tax provision for (benefit from) income taxes as computed by applying by applying the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017
Income at US Statutory Rate	$(515,830)	$(614,700)
Change in tax law	340,826
State taxes, net of Federal benefit	(52,000)	(68,000)
Valuation allowance	227,004	682,700
	$-	$-

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The net deferred income tax asset balance related to the following:

	Year Ended December 31,
	2018	2017

Net Operating Losses	$974,283	$966,045
Stock Options	131,318	75,576
Other	4,770	5,080
Total Deferred tax assets	$1,110,371	$1,046,701
481(a) adjustment	$-	$(85,226)
Depreciation and amortization	(40,376)	(40,708)
Total deferred tax liability	$(40,376)	$(125,934)
Deferred tax asset (liability)	$1,069,995	$920,767
Valuation allowance	(1,069,995)	(920,767)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $4,628,700, which begin to expire in 2034.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.  As of December 31, 2018 and 2017, the Company performed an evaluation to determine whether a valuation allowance was needed.  The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years.  The Company also considered whether there was any currently available information about future years.  Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.  Moreover, the Company's earnings are strongly influenced by national economic conditions and have been volatile in the past.  Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income.  The Company determined that it is more likely than not that all of the deferred tax assets will not be realized.  Accordingly, the Company maintained a full valuation allowance as of December 31, 2018 and 2017.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2018, and 2017 we have not recorded any uncertain tax positions in our financial statements.

nDivision, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2018, and 2017, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable.  There are currently no pending tax examinations. The Company's tax years are still open under statute from December 31, 2014, to the present. Earlier years may be examined to the extent that the net operating loss carryforwards from those earlier years are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

(ii)	We will attempt to implement the remediation efforts set out herein by the end of the 2019 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Hixon	President, Chief Executive Officer, Director	58	June 2011
Brad Wiggins	Chief Administrative Officer, Director	43	June 2011
Justin Roby	Chief Technology Officer, Director	36	June 2011
Michael Beavers	Chief Commercial Officer, Director	36	June 2011
Andrew Norstrud	Chief Financial Officer	45	January 2019
Dennis Cagan	Director	73	November 2017
H. William Gordon	Director	53	November 2017
Larry King	Director	64	November 2017
Sean McIlrath	Director	42	November 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Alan Hixon, 59, Executive Officer, Chief Financial Officer, Director. Mr. Hixon has over 35 years of experience in the information technology industry.  Mr. Hixon has been the Chief Executive Officer of nDivision Inc. since June of 2011. Mr. Hixon led the company to be a leading managed services and professional services partner for several large companies.  nDivision Inc. provides managed services and help desk services to several national and international customers and supports customers in 45 countries on six continents.  Mr. Hixon graduated from Salvatorian College.

Brad Wiggins, 43, Chief Administrative Officer, Director. Mr. Wiggins has over 15 years of experience in the information technology and engineering industries.  Mr. Wiggins has been a director of nDivision Inc. since June of 2011.  As Chief Solutions Architect for nDivision, Mr. Wiggins built a reseller business which generated  cash flow to fund nDivision Inc.'s growth.  Mr. Wiggins then assumed the role of Chief Administrative Officer and was responsible for non-technical business processes.  Mr. Wiggins attended the School of Mechanical/Aerospace Engineering at the University of Texas Arlington.

Justin Roby, 36, Chief Technology Officer, Director. Mr. Roby has worked in the software, and information technology industries for over 15 years.  Mr. Roby has served as Chief Technology Officer and as a director of nDivision Inc. since June of 2011.  Mr. Roby was responsible for handling advanced technologies to gain a competitive advantage in the information technology services industry.  Mr. Roby also utilized sophisticated technology to improve nDivision, Inc.'s internal processes, reduce human labor, improve accuracy and increase efficiencies.

Michael Beavers, 36, Chief Commercial Officer, Director. Mr. Roby has over 10 years of experience in the information technology industry.  Mr. Beavers worked for nDivision Inc. since 2012 and has served as a director since July of 2017.  While working for nDivision Inc., Mr. Beavers played a lead role in hiring long tenured and key employees as well as developing the current capabilities and standards delivered to nDivision, Inc.'s customers.

Andrew J. Norstrud, 45, Chief Financial Officer. Mr. Norstrud joined nDivision in January of 2019, however has been consulting with nDivsion’s management team and accounting department since March of 2018. Prior to joining nDivision, Mr. Norstrud served as the Chief Financial Officer for Gee Group Inc. from April 1, 2015 until June 15, 2018. Mr. Norstrud joined the Company in March 2013 as CFO and served as CEO and CFO from March 7, 2014 until April 1, 2015. Mr. Norstrud served as a director of GEE Group Inc. from March 7, 2014 until August 16, 2017. Prior to GEE Group Inc., Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc. (XPO Logistics), and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. Mr. Norstrud is a Florida licensed Certified Public Accountant.

Dennis Cagan, 73, Director.  Dennis Cagan is a seasoned board director and CEO with an extensive background in creating and growing early to mid-stage technology-based companies. He authored a book on private company boards of directors. He has served on over sixty for-profit corporate boards, including several publicly traded companies.  Mr. Cagan has extensive experience in technology companies and has served as an executive officer for twelve companies.  Mr. Cagan attended the University of California at Los Angeles with a focus on economics.

H. William Gordon, 53, Director.  From August of 2011 through September of 2013, Mr. Gordon served as Chief Technology Officer for Michael Stores (NASDAQ:MIK).  From September 2013 through May 2016, Mr. Gordon served as Chief Information Officer for NetApp, Inc. (NASDAQ:NTAP), and was responsible for the information technology and computer systems that supported enterprise goals.  From October 2013 through present, Mr. Gordon has served as a member of the board of directors of Excel English Institute.  From May 2016 through October 2017, Mr. Gordon served as a member of the board of directors and as corporate secretary for Cyber Future Foundation.  Mr. Gordon is currently the managing partner of Creative Corporate Change, LLC.  Mr. Gordon received a degree in International Political Economics from the University of North Texas.'

Larry King, 64, Director.  From June 2009 through June 2015, Mr. King was employed by BKD, LLP, and was responsible for management, marketing, branding, client service as well as all phases of integration and assimilation of the firm's Dallas, TX and Waco, TX offices.  From June 2015 through present, Mr. King has been an executive officer of WhamTech, Inc.  From March 2015 through present, Mr. King has been the founder and managing partner of King Strategy, LLC.  Mr. King has served on the advisory board, or the board of directors, for over fifteen companies, and is currently serving on the advisory boards of BlockQAI, LLC, Dallas 100 and TeXchange.  Mr. King is a Certified Public Accountant and received a Bachelor of Science in Accounting and Operations Research from Babson College.

Sean McIlrath, 42, Director.  From January 2013 through October 2013, Mr. McIlrath served as Area Vice President of Finance and Retail Vertical Sales for Verizon Corp., where he was responsible for managing recurring revenue from new and existing clients and handled issues between business strategy and information technology.  From October 2013 through present, Mr. McIlrath has served as the Vice President and General Manager for IPsoft, and was responsible for customer relationships, sales, and automation for the company's south region.

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

Board and Committee Meetings

Our board of directors held twelve formal meetings and executed eight consents during the year ended December 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee met one time during the year ended December 31, 2018.

The Company does not have a policy regarding the consideration of diversity, however defined, in identifying nominees for director. Instead, in evaluating candidates to serve on the Company’s Board of Directors, consideration is given to the level of experience, financial literacy and business acumen of the candidate. In addition, qualified candidates for director are those who, in the judgment of the Nominating Committee, have significant decision-making responsibility, with business, legal or academic experience. The Nominating Committee will consider recommendations for Board of Directors candidates that are received from various sources, including directors and officers of the Company, other business associates and shareholders, and all candidates will be considered on an equal basis, regardless of source.

Shareholders may contact the Nominating Committee to make such recommendations by writing in care of the Secretary of the Company, at 4925 Greenville Ave, Suite 200, Dallas, TX 75206. Submissions must be in accordance with the Company’s By-Laws and include: (a) a statement that the writer is a shareholder and is proposing a candidate for consideration by the Nominating Committee; (b) the name, address and number of shares beneficially owned by the shareholder; (c) the name, address and contact information of the candidate being recommended; (d) a description of the qualifications and business experience of the candidate; (e) a statement detailing any relationships between the candidate and the Company and any relationships or understandings between the candidate and the proposing shareholder; and (f) the written consent of the candidate that the candidate is willing to serve as a director if nominated and elected.

The Nominating Committee is presently composed of three non-employee, independent directors: H. William Gordon (Chairman), Larry King, and Dennis Cagan.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met four times during the year ended December 31, 2018.

The Audit Committee is presently composed of three non-employee, independent directors: Larry King (Chairman), Dennis Cagan and H. William Gordon. The Board of Directors has determined that Larry King is considered an “audit committee financial expert” as defined by rules of the SEC. The Board of Directors has determined that each audit committee financial expert meets the independence criteria.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants but has not done so. The Compensation Committee met three times during the year ended December 31, 2018.

The Compensation Committee is presently composed of three non-employee, independent directors: Dennis Cagan (Chairman), Larry King and H. William Gordon.

The Compensation Committee also has the responsibility to make recommendations to the Board of Directors regarding the compensation of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Hixon President, CEO, and Director	2018 2017	$126,767 $110,802	- -	- -	$304,000 -	- -	- -	- -	$430,767 $110,802
Andrew Norstrud, Chief Financial Officer	2018 2017	$55,000 -			$71,000				$126,000 -
Brad Wiggins, Chief Administrative Officer	2018 2017	$127,112 $113,570	- -	- -	$114,000 -	- -	- -	- -	$241,112 $113,570
Justin Roby, Chief Technology Officer	2018 2017	$115,555 $118,323	$9,453 -	- -	$142,500 -	- -	- -	- -	$267,508 $118,323
Michael Beavers, Chief Communications Officer	2018 2017	$147,169 $107,348	$10,000 -	$173,899 $343,000	$244,330 -	- -	- -	- -	$575,398 $450,348

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of December 31, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Alan Hixon President, CEO, and Director	444,444	1,155,556		$0.375	2/13/2028
Andrew Norstrud, Chief Financial Officer	75,000 2,222	225,000 17,778		$0.375 $0.625	3/9/2028 8/22/2028
Brad Wiggins, Chief Administrative Officer	166,667	433,333		$0.375	2/13/2028	-	-	-	-
Justin Roby, Chief Technology Officer	208,333	541,667		$0.375	2/13/2028
Michael Beavers, Chief Communications Officer	222,222	1,063,726		$0.375	2/13/2028
Larry King, Director	81,250	143,750		$0.375	2/13/2028
Sean McIlrath, Director	81,250	143,750		$0.375	2/13/2028
H. William Gordon, Director	81,250	143,750		$0.375	2/13/2028
Dennis Cagan, Director	126,389	223,611		$0.375	2/13/2028

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 28, 2019 certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Alan Hixon 4925 Greenville Ave., Suite 200 Dallas TX 75206	8,302,986 (2)	20.12%
Brad Wiggins 4925 Greenville Ave., Suite 200 Dallas TX 75206	7,886,319 (3)	19.30%
Justin Roby 4925 Greenville Ave., Suite 200 Dallas TX 75206	7,948,819 (4)	19.43%
Michael Beavers 4925 Greenville Ave., Suite 200 Dallas TX 75206	1,629,194 (5)	3.99%
Andrew Norstrud 4925 Greenville Ave., Suite 200 Dallas TX 75206	221,667 (6)	0.54%
Dennis Cagan 4925 Greenville Ave., Suite 200 Dallas TX 75206	175,000 (7)	0.43%
H. William Gordon 4925 Greenville Ave., Suite 200 Dallas TX 75206	112,500 (8)	0.28%
Larry King 4925 Greenville Ave., Suite 200 Dallas TX 75206	112,500 (8)	0.28%
Sean McIlrath 4925 Greenville Ave., Suite 200 Dallas TX 75206	112,500 (8)	0.28%
Nuwa Group, LLC 1415 Oakland Blvd, Suite 219 Walnut Creek, CA 94596	3,461,402 (9)	6.68%
Directors and Executive Officers as a Group	26,501,484	61.68%

51

__________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 28, 2019. As of March 28, 2019, there were 40,605,339 shares of our company’s common stock issued and outstanding.
(2)	Represents (i) 7,636,319 shares of common stock and (ii) 666,667 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 933,333 shares issuable upon vesting and exercise of remaining stock option.
(3)	Represents (i) 7,636,319 shares of common stock and (ii) 250,000 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 350,000 shares issuable upon vesting and exercise of remaining stock option.
(4)	Represents (i) 7,636,319 shares of common stock and (ii) 312,500 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 437,500 shares issuable upon vesting and exercise of remaining stock option.
(5)	Represents (i) 1,133,878 shares of common stock and (ii) 495,316 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 790,632 shares issuable upon vesting and exercise of remaining stock option.
(6)	Represents (i) 100,000 shares of common stock and (ii) 121,667 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 198,333 shares issuable upon vesting and exercise of remaining stock option.
(7)	Represents (i) 175,000 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 175,000 shares issuable upon vesting and exercise of remaining stock option.
(8)	Represents (i) 112,500 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 112,500 shares issuable upon vesting and exercise of remaining stock option.
(9)	Represents (i) 2,711,402 shares of common stock and (ii) 750,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The Board of Directors has determined that Larry King, H William Gordon, Dennis Cagan and Seth McIlrath are independent directors under the listing standards.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$84,000	$70,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$84,000	$70,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.2	Amended Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
23.1	Consent of Independent Registered Public Accounting Firm
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NDIVISION, INC.
(Registrant)

Dated: March 29, 2019	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 29, 2019	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2019	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 29, 2019	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 29, 2019	/s/ Brad Wiggins
Brad Wiggins
Chief Administrative Officer, Director

Dated: March 29, 2019	/s/ Justin Roby
Justin Roby
Chief Technology Officer, Director

Dated: March 29, 2019	/s/ Michael Beavers
Michael Beavers
Chief Commercial Officer, Director

Dated: March 29, 2019	/s/ Andrew J. Norstrud
Dennis Cagan
Director

Dated: March 29, 2019	/s/ William Gordon
H. William Gordon
Director

Dated: March 29, 2019	/s/ Larry King
Larry King
Director

Dated: March 29, 2019	/s/ Sean McIlrath
Sean McIlrath
Director

