Form 10-Q
period 2019-03-31
nDivision Inc.
filed 2019-05-15
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2019

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.. ☐ YES ☐ NO

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

41,138,072 common shares issued and outstanding as of May 14, 2019.

1

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean nDivision Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION, INC.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended March 31, 2019

Page

Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (Unaudited)	5

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	6

Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended March 31, 2019 and the three months ended March 31, 2018 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9

NDIVISION INC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$90,799	$154,941
Accounts receivable, net (allowance for doubtful accounts was $5,000 at March 31, 2019 and $0 at December 31, 2018)	617,902	478,174
Prepaid expenses	105,744	72,974
Total current assets	814,445	706,089

Equipment and software licenses - at cost, less accumulated
depreciation and amortization	465,065	497,833
Intangible asset, less accumulated amortization	809,784	860,422
Total assets	$2,089,294	$2,064,344

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$96,772	$131,850
Accrued liabilities	561,267	538,783
Deferred revenue	239,284	-
Factoring credit facility	118,314	169,257
Note payable	6,716	13,358
Current portion of acquisition note payable	51,679	113,598
Current portion of finance lease obligations	250,458	392,200
Total current liabilities	1,324,490	1,359,046

Acquisition note payable	108,741	77,579
Finance lease obligations	77,749	36,654
Total long-term liabilities	186,490	114,233

Commitments

Stockholder's equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 40,605,339 and 40,504,005 shares issued and outstanding, respectively	40,605	40,504
Additional paid in capital	5,336,713	5,184,493
Accumulated deficit	(4,799,004)	(4,633,932)
	578,314	591,065
	$2,089,294	$2,064,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Product sales	$-	$67,624
Service revenue	1,455,927	744,981
Net revenues	1,455,927	812,605

Product costs	-	41,460
Service costs	275,859	272,629
Cost of revenues	275,859	314,089
Gross profit	1,180,068	498,516

Operating expenses
Selling, general and administrative expenses	1,357,001	1,224,810
Gain on contingent consideration	(30,757)	-
	1,326,244	1,224,810

Loss from operations	(146,176)	(726,294)

Other expense
Interest expense	(18,896)	(18,115)
Other expense	(18,896)	(18,115)

Net loss before income tax	(165,072)	(744,409)

Income tax expense	-	-

Net loss	(165,072)	(744,409)

Basic and diluted loss per share	$(0.00)	$(0.02)

Weighted average shares outstanding	40,578,141	30,133,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Unaudited)

					Total
	Common Stock	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	Par	In Capital	Deficit	(Deficit) Equity
2019
Balance, December 31, 2018	40,504,005	$40,504	$5,184,493	$(4,633,932)	$591,065

Amortization of stock option	-	-	114,321	-	114,321

Common stock issued for cash, net	101,334	101	37,899	-	38,000

Net loss	-	-	-	(165,072)	(165,072)

Balance, March 31, 2019	40,605,339	$40,605	$5,336,713	$(4,799,004)	$578,314

2018
Balance, December 31, 2017	27,500,000	$27,500	$1,566,161	$(2,240,311)	$(646,650)

Effect of reverse acquisition on February 13, 2018:
Adjustment for reverse acquisition	4,400,000	4,400	(18,285)	-	(13,885)

Amortization of stock option and warrant expense	-	-	121,923	-	121,923

Common stock issued for services	13,158	13	4,987	-	5,000

Warrant issued for acquisition of contracts	-	-	21,158	-	21,158

Common stock issued for cash, net	7,676,846	7,677	2,866,211	-	2,873,888

Net loss	-	-	-	(744,409)	(744,409)

Balance, March 31, 2018	39,590,004	$39,590	$4,562,155	$(2,984,720)	$1,617,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(165,072)	$(744,409)
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation and amortization	135,411	108,818
Bad debt expense	5,000	-
Stock based compensation	114,321	121,923
Stock issued for services	-	5,000
Change in contingent consideration	(30,757)	-
Changes in assets and liabilities
Accounts receivable	(144,728)	304,576
Prepaid expenses	(32,770)	(93,599)
Deferred revenue	239,284	-
Accounts payable and accrued liabilities	(12,595)	(429,696)
Net cash provided (used) in operating activities	108,094	(727,387)

Cash flows from investing activities
Acquisition of contracts	-	(800,000)
Acquisition of equipment and software licenses	(2,381)	(10,811)
Net cash used in investing activities	(2,381)	(810,811)

Cash flows from financing activities
Lines of credit, net	-	(92,075)
Proceeds from issuance of common stock, net	38,000	2,873,888
Repayment of factor credit facility	(50,943)	-
Repayments of loans from officers	-	(135,667)
Repayments of note payable	(6,641)	(39,141)
Repayment of finance lease obligations	(150,271)	(96,809)
Net cash (used in) provided by financing activities	(169,855)	2,510,196

Net (decrease) increase in cash	(64,142)	971,998
Cash, beginning of period	154,941	127,933
Cash, end of period	$90,799	$1,099,931

Supplemental cash flow disclosures
Interest paid	$11,724	$18,115
Non-cash investing and financing activities:
Consideration for the purchase of contracts	$-	$212,335
Purchase of equipment under capital lease	$49,624	$-

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

As a result of the Agreement, nDivision acquired various managed services contracts (the "Purchased Contracts") from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the "Cash Consideration") to Gamwell.  In addition, Gamwell received a promissory note (the "Promissory Note") in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services.  The Promissory Note is currently estimated at approximately $191,177 based on the closing monthly recurring revenue.  Gamwell also received warrants (the "Warrants") to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the Company as of the agreement date.  The Warrants were valued at approximately $21,158. The consideration for the contracts purchased was approximately $1,012,335.  The Cash Consideration, Promissory Note and Warrants shall be defined as the "Purchase Price" and can be adjusted after one year, based on the newly calculated monthly recurring revenue. The Company calculated an approximate 3% decline in the purchased contracts monthly recurring revenue and recognized a gain in contingent consideration of $30,757 and reduced the loan $30,757.

Since February 13, 2018, the Company has sold 9,225,514 shares of the Registrant's common shares at a price of approximately $0.375 per share for $3,453,738.  There were no material fees paid in association with these shares being sold.

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

During the three months ended March 31, 2019, the Company sold 101,334 shares of common stock at a price of approximately $0.375 per share for $38,000. Subsequent to March 31, 2019, the Company sold 533,334 shares of common stock at a price of approximately $0.375 for $200,000.

The Company has entered into a factoring agreement to provide short term working capital.  The Company receives 90% of the factored receivables for a fee of 1.9% of the factored invoice.  As of May 15, 2019, the Company had no factored invoices.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these condensed consolidated financial statements with existing cash on hand and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

3. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed on March 29, 2019.

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

3. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Project based, services revenue is recognized when the professional consulting, maintenance or other ancillary services are provided over time to the customer.

The Company provides recurring services. There are two components to the recurring services; set-up revenues are recognized upon completion of the set-up procedures and the monthly recurring revenue is recognized as services are rendered.

The Company provides customers with payment terms of thirty days.

In determining the transaction price, the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Deferred Revenue

Deferred revenues primarily consist of monthly service fees and implementation fees for future services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of March 31, 2019 and December 31, 2018, there was deferred revenue of $239,284 and $0, respectively.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company’s cash balances are primarily maintained at two separate banks. Balances are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

3. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $5,000 and $0 as of March 31, 2019 and December 31, 2018, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three months ended March 31, 2019 and March 31, 2018.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 9,101,677 and 8,425,743 of common stock equivalents excluded for the three months ended March 31, 2019 and 2018, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $23,773 and $6,575 for the three months ended March 31, 2019 and 2018, respectively and is in disclosed in selling, general and administrative expenses.

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Stock-Based Compensation

Compensation expense related to share-based transactions, including employee stock options, is measured in the financial statements based on a determination of the fair value. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all stock options, the Company recognizes expense over the requisite service period on a straight-line basis (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of March 31, 2019, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

4. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Recently Adopted

In August 2016, the FASB issued authoritative guidance designed to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including: (i) contingent consideration payments made after a business combination; ii) proceeds from the settlement of insurance claims; and iii) proceeds from the settlement of corporate-owned life insurance policies. The new guidance is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. There was no material impact on the Company’s consolidated financial statements as a result of adopting this guidance.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. The Company recognized no right-of-use assets or corresponding liabilities as a result of early adopting this guidance, since the Company was not party to any leases with term of more than 12 months at March 31, 2019.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard became effective for the Company in the first quarter of 2019. The adoption of this standard does not have a material impact on the condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  The standard became effective in the first quarter of fiscal year 2019. The adoption of this standard does not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future condensed consolidated financial statements.

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	March 31,	December 31,
	2019	2018
Equipment and software	$1,176,250	$1,124,245
Software licenses	966,754	966,754
	2,143,004	2,090,999
Less - Accumulated depreciation and amortization	(1,677,939)	(1,593,166)
	$465,065	$497,833

Depreciation and Amortization expense for the three months ended March 31, 2019 and 2018 was approximately $84,773 and $108,818, respectively.

6. INTANGIBLE ASSETS

Intangible Assets

As of March 31, 2019

(In Thousands)	Useful Life	Cost	Accumulated Amortization	Net Book Value

Customer Relationships / Service Contracts	5	$1,012,335	$202,551	$809,784

There was no amortization expense attributable to the amortization of identifiable intangible assets for the three-month period ended March 31, 2018 as the assets were not transferred until after March 31, 2018. There was approximately $50,678 amortized for the three-month period ended March 31, 2019. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next four years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $809,784 as follows: fiscal 2019 - $151,913, fiscal 2020 - $202,551, fiscal 2021 - $202,551, fiscal 2022 - $202,551, fiscal 2023- $50,218.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable, as of March 31, 2019, the Company has not recorded any impairments.

7. ACCRUED LIABILITIES

	March 31,	December 31,
	2019	2018
Accrued compensation	$189,171	$156,139
Accrued sales tax	164,495	149,821
Accrued franchise tax	35,000	35,000
Accrued professional fees and other payables	172,601	197,823
Total accrued liabilities	$561,267	$538,783

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional. 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The receivables under factoring arrangements are recorded within accounts receivable and factoring credit facility. The balance of the accounts receivable amount factored, and the related factor payable are $118,314 and $169,257 as of March 31, 2019 and December 31, 2018, respectively. The Company has recognized $4,464 and $0 in interest expense related to these arrangements for the three months ended March 31, 2019 and 2018, respectively.

9. NOTES PAYABLE

	March 31,	December 31,
	2018	2018
The Company obtained an $85,670 promissory note with a maturity date of June 30, 2019, an interest rate of 6%, which is repayable in monthly installments of principal and interest of $2,270. The note is unsecured.	$6,716	$13,358

Current portion of debt	6,716	13,358

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

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended
Remainder of 2019	$269,024
2020	65,214
2021	20,716
2022	4,685
Total Less: interest and sales tax Present value of net minimum lease payments	359,639 (31,432) 328,207
Short term	250,458
Long term total	$77,749

Lease payments for the three months ended March 31, 2019 and 2018 aggregated approximately $167,577 and $155,425, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $425,724 and $450,834 as of March 31, 2019 and December 31, 2018, respectively.

The Company adopted ASU 2016-02 using a retrospective adoption method at January 1, 2019 as noted in Note 4. “New Accounting Standards”. As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have an initial or remaining lease terms in excess of one year are as follows:

($ in millions)	Finance Leases
2019	$380,249
2020	46,589
2021	2,021
Total	$428,859

11. STOCK BASED COMPENSATION

The Board of Directors approved the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to provide additional incentives to select persons who can make, are making, and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons, and to encourage and reward such contributions, by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock. The 2018 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2018 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2018 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2018 Plan. The maximum number of shares that may be granted under the 2018 Plan is 8,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table reflects the stock options for the three months ended March 31, 2019:

A summary of stock option activity is as follows:

Number of options outstanding:
Beginning of year	5,901,677
Granted	1,000,000
Exercised, converted	-
Forfeited / exchanged / modification	-

March 31, 2019	6,901,677

Number of options exercisable at end of period	2,248,147
Number of options available for grant at end of period	1,098,323

Weighted average option prices per share:
Granted during the period	$0.64
Exercised during the period	-
Terminated during the period	$0.38
Outstanding at end of the period	$0.42
Exercisable at end of period	$0.38

Stock-based compensation expense attributable to stock options was $114,321 for the period ended March 31, 2019. As of March 31, 2019, there was approximately $1,348,792 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

The Company granted options to purchase 1,000,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.64 per common share. Total value was $597,453.

The Company issued approximately 2,200,000 warrants related to three consulting agreements during the period ended March 31, 2018 and did not issue any warrants during the period ended March 31, 2019. The fair value of the warrants granted was approximately 61,780 for the period ended March 31, 2018. The compensation was recognized as stock compensation expense in the three months ended March 31, 2018 as the warrants are immediately exercisable, regardless of the service period of the consulting agreements. This estimate was made using the Black-Scholes option pricing model using the weighted average assumptions detailed below.

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	2019	2018

Expected option life (years)	6.5	6.5
Expected stock price volatility	142-145%	51 - 135%
Expected dividend yield	—%	—%
Risk-free interest rate	2.72-2.90%	2.00%

During the year ended December 31, 2018, the Company issued approximately 2,200,000 warrants related to three consulting agreements.  The fair value of the warrants granted was approximately $61,780 and was recognized as stock compensation expense for the year ended December 31, 2018, as the warrants were immediately exercisable, regardless of the service period of the consulting agreements.  This estimate was made using the Black-Scholes option pricing model using the following assumptions: 1 – 1.5 years expected option life; 51% expected volatility, 0% expected dividend yield and 2.00% risk-free interest rate.

12. COMMON STOCK

During the three months ended March 31, 2018 and March 31, 2019, the Company issued the following stock:

2018

Issued approximately 4,400,000 common shares and the assumed liabilities of approximately $13,885 in connection with the reverse acquisition.

Issued approximately 13,158 common shares for services provided to the Company during the period ended March 31, 2018.   The services provided was valued at approximately $5,000.

Issued 7,676,846 shares of common stock and received approximately $2,874,000 with no material fees.

2019

Issued 101,334 shares of common stock and received approximately $38,000 with no material fees.

13. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent approximately $22,500 for the three-month period ended March 31, 2019. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

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

The Cash Consideration, Promissory Note and Warrants shall be defined as the "Purchase Price" and can be adjusted after one year, based on the newly calculated monthly recurring revenue. The Company calculated an approximate 3% decline in the purchased contracts monthly recurring revenue and recognized a gain in contingent consideration of $30,757 and reduced the loan $30,757.

 15.  SIGNIFICANT CUSTOMERS

The Company had significant customers in each of the quarters presented. A significant customer is defined as one that makes up ten-percent or more of total revenues in a particular quarter or ten-percent of outstanding accounts receivable balance as of the year end.

Net revenues for the three months ended March 31, 2019 and 2018 include revenues from significant customers as follows:

	March 31,
	2019	2018
Customer A	46%	47%
Customer B	4%	13%

Accounts receivable balances as of March 31, 2019 and December 31, 2018 from significant customers are as follows:

	March 31, December 31,
	2019	2018
Customer A	61%	74%
Customer B	0%	8%

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

As a result of the Agreement, nDivision acquired various managed services contracts (the "Purchased Contracts") from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the "Cash Consideration") to Gamwell.  In addition, Gamwell received a promissory note (the "Promissory Note") in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services.  The Promissory Note was estimated at approximately $191,177 based on the closing monthly recurring revenue.  Gamwell also received warrants (the "Warrants") to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the Company as of the agreement date.

The Warrants were valued at approximately $21,158. The consideration for the contracts purchased was approximately $1,012,335.  The Cash Consideration, Promissory Note and Warrants shall be defined as the "Purchase Price" and can be adjusted after one year, based on the newly calculated monthly recurring revenue. The Company calculated an approximate 3% decline in the purchased contracts monthly recurring revenue and recognized a gain in contingent consideration of $30,757 and reduced the loan $30,757.

Since February 13, 2018, the Company has sold approximately 8,692,181 shares of the Registrant's common shares at a price of approximately $0.375 per share for approximately $3,253,738.  There were no material fees paid in association with these shares being sold.

On April 9, 2018, the parent company Go2Green Landscaping, Inc. changed its name to nDivision Inc. and changed the ticker symbol to NDVN.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	March 31,
	2019	2018	Change
Revenue	$1,455,927	$812,605	$643,322
Cost of revenue	275,859	314,089	(38,230)
Selling, general and administrative expenses	1,357,001	1,224,810	132,191
Net loss	$(165,072)	$(744,409)	$579,337

Revenues increased by approximately $643,322 or 79% compared with the same period last year. This includes $67,624 of product sales in 2018 that management has eliminated as a revenue stream. Approximately $200,000 of the increase is related to the purchase of service contracts from Gamwell and approximately $500,000 is from new customers, offset by approximately $67,624 from management’s decision to discontinue product sales.

Cost of revenue declined by approximately $38,230 or 12% compared with the same period last year. Approximately $41,460 of the decline was related to managements' decision to focus on recurring services and eliminate product sales.  There was an increase of manage service costs and professional service costs of approximately $40,000 based on the new customers and a decrease of approximately $21,600 of assets that have become fully depreciated. The gross margin of product sales is significantly lower than recurring revenue, which has increased the overall gross profit of the quarter.

Selling, general and administrative expenses increased by approximately $132,191 or 11% compared with the same period last year. The Company’s management is continuing to control operating expenses while also implementing management growth strategies. The increase was primarily related to increases in payroll, marketing and other general and administrative expenses.

The Company incurred a net loss of $165,072 and $744,409 for the three months ended March 31, 2019 and March 31, 2018, respectively. The decrease in the net loss is primarily related to higher gross profit offset by a slight increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2019	As at December 31, 2018
Current assets	$814,445	$706,089
Current liabilities	$1,324,490	$1,359,046
Working capital	$(510,045)	$(652,957)

Cash Flows

	Three Months Ended March 31,
	2019	2018
Cash flows provided by (used in) operating activities	$108,094	$(727,387)
Cash flows used in investing activities	(2,381)	(810,811)
Cash flows (used in) provided by financing activities	(169,855)	2,510,196
Net (decrease) increase in cash during period	$(64,142)	$971,998

At March 31, 2019, the Company had cash of $90,799. The decrease in cash of $64,142 from the December 31, 2018 cash balance of $154,941 was related to cash provided by operating activities which was offset primarily by the repayments of the factor credit facility and the repayment of finance lease obligations. Cash flow in operating activities was approximately $108,094 for the three months ended March 31, 2019 and primarily related to the non-cash expenses of depreciation, amortization and stock-based compensation, in addition to the decrease in deferred revenue as the Company recognized service revenue related to two new customer implementations.

Net cash used in investing activities for the three months ended March 31, 2019 was approximately $2,381 with $810,811 being used for the period ended March 31, 2018. The use of cash was primarily used in the acquisition of contracts for the period ended March 31, 2018 as compared to the period ended March 31, 2019 where there were no acquisitions. For the period ended March 31, 2019 the use of cash was primarily due to acquisition of equipment and software licenses.

Net cash flows used in financing activities for the three months ended March 31, 2019 was approximately $169,855 compared to net cash flows provided by financing activities of approximately $2,510,196 in the three months ended March 31, 2018. The Company issued approximately 7,676,846 shares of common stock and received approximately $2,874,000 with no material fees offset by repayments of debt of approximately $267,000 and repayments of financed leases of approximately $97,000 in 2018 and issued approximately 101,334 shares of common stock and received approximately $38,000 with no material fees offset by repayments of factor credit facility of approximately $51,000 and repayments of finance lease obligation of approximately $150,000 in 2019. In both years the primary use of funds in financing activities was the repayment of equipment financing contracts and the reduction of other debt.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these condensed consolidated financial statements with existing cash on hand, cash flow from operations and short-term debt from the factoring of receivables. Management believes the Company will only need to raise additional capital for acquisitions, sales initiatives and unexpected decreases in operating cashflow. If the Company must raise capital, there is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

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

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2019. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i) appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

We will attempt to implement the remediation efforts set out herein in the 2019 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the three-month period ended March 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

NDIVISION, INC.
(Registrant)
Dated: May 15, 2019	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: May 15, 2019	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

