Form 10-Q
period 2019-06-30
nDivision Inc.
filed 2019-08-08
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(214) 785-6355

(Registrant’s telephone number, including area code)

___________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

41,138,672 common shares issued and outstanding as of August 8, 2019.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION, INC.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended June 30, 2019

NDIVISION INC
CONDENSED CONSOLDIATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$140,142	$154,941
Accounts receivable, net (allowance for doubtful accounts was $7,026 at June 30, 2019 and $0 at December 31, 2018)	695,579	478,174
Prepaid expenses	174,406	72,974
Total current assets	1,010,127	706,089

Equipment and software licenses - at cost, less accumulated
depreciation and amortization	377,385	497,833
Intangible asset, less accumulated amortization	759,146	860,422
Total assets	$2,146,658	$2,064,344

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$38,335	$131,850
Accrued liabilities	553,438	538,783
Deferred revenue	404,687	-
Factoring credit facility	127,595	169,257
Note payable	-	13,358
Current portion of long-term debt	56,627	113,598
Current portion of finance lease obligations	284,482	392,200
Total current liabilities	1,465,164	1,359,046

Acquisition note payable	44,277	77,579
Finance lease obligations	43,967	36,654
Total long-term liabilities	88,244	114,233

Commitments

Stockholder's equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 41,138,672 and 40,504,005 shares issued and outstanding, respectively	41,139	40,504
Additional paid in capital	5,692,645	5,184,493
Accumulated deficit	(5,140,534)	(4,633,932)
Total stockholder's equity	593,250	591,065
Total liabilities and stockholder's equity	$2,146,658	$2,064,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Product sales	$-	$-	$-	$67,624
Service revenue	1,385,303	1,074,580	2,841,230	1,819,561
Net revenues	1,385,303	1,074,580	2,841,230	1,887,185

Product costs	-	-	-	32,315
Service costs	262,287	254,974	538,146	536,748
Cost of revenues	262,287	254,974	538,146	569,063
Gross profit	1,123,016	819,606	2,303,084	1,318,122

Operating expenses
Selling, general and administrative expenses	1,451,002	1,491,915	2,808,003	2,716,725
Change in contingent consideration	-	-	(30,757)	-
	1,451,002	1,491,915	2,777,246	2,716,725

Loss from operations	(327,986)	(672,309)	(474,162)	(1,398,603)

Other expense
Interest expense	(13,544)	(22,102)	(32,440)	(40,217)
Other expense	(13,544)	(22,102)	(32,440)	(40,217)

Net loss before income tax	(341,530)	(694,411)	(506,602)	(1,438,820)

Net loss	(341,530)	(694,411)	(506,602)	(1,438,820)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.04)

Weighted average shares outstanding	41,109,368	39,590,004	40,845,309	36,650,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
					Total
	Common Stock	Common Stock	Additional Paid	Accumulated	Shareholders'
2019	Shares	Par	In Capital	Deficit	Equity

Balance, December 31, 2018	40,504,005	$40,504	$5,184,493	$(4,633,932)	$591,065

Amortization of stock option	-	-	114,321	-	114,321

Common stock issued for cash, net	101,334	101	37,899	-	38,000

Net loss	-	-	-	(165,072)	(165,072)

Balance, March 31, 2019	40,605,339	$40,605	$5,336,713	$(4,799,004)	$578,314

Amortization of stock option	-	-	156,466	-	156,466

Common stock issued for cash, net	533,333	534	199,466	-	200,000

Net loss	-	-	-	(341,530)	(341,530)

Balance, June 30, 2019	41,138,672	$41,139	$5,692,645	$(5,140,534)	$593,250

2018

Balance, December 31, 2017	27,500,000	$27,500	$1,566,161	$(2,240,311)	$(646,650)

Effect of reverse acquisition on February 13, 2018:
Adjustment for reverse acquisition	4,400,000	4,400	(18,285)	-	(13,885)

Amortization of stock option and warrant expense	-	-	121,923	-	121,923

Common stock issued for services	13,158	13	4,987	-	5,000

Warrant issued for acquisition of contracts	-	-	21,158	-	21,158

Common stock issued for cash, net	7,676,846	7,677	2,866,211	-	2,873,888

Net loss	-	-	-	(744,409)	(744,409)

Balance, March 31, 2018	39,590,004	$39,590	$4,562,155	$(2,984,720)	$1,617,025

Amortization of stock option and warrant expense	-	-	101,574	-	101,574

Net loss	-	-	-	(694,411)	(694,411)

Balance, June 30, 2018	39,590,004	$39,590	$4,663,729	$(3,679,131)	$1,024,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(506,602)	$(1,438,820)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	270,044	265,314
Provision for doubtful accounts	(7,026)	-
Stock based compensation	270,787	223,497
Gain on sale of assets	(23,012)	-
Stock issued for services	-	5,000
Change in contingent consideration	(30,757)	-
Changes in assets and liabilities
Accounts receivable	(210,379)	140,335
Prepaid expenses	23,505	(83,206)
Deferred revenue	404,687	-
Accounts payable and accrued liabilities	(78,860)	(624,749)
Net cash provided by (used in) operating activities	112,387	(1,512,629)

Cash flows from investing activities
Acquisition of contracts	-	(813,855)
Repayment of debt related to acquisition	(59,516)	-
Proceeds from sale of equipment and software license	26,700	-
Acquisition of equipment and software licenses	(2,382)	(26,365)
Net cash used in investing activities	(35,198)	(840,220)

Cash flows from financing activities
Lines of credit, net	-	(92,075)
Proceeds from issuance of common stock, net	238,000	2,873,888
Repayment of factor credit facility	(41,662)	-
Repayments of loans from officers	-	(137,000)
Repayments of note payable	(13,358)	(16,136)
Repayment of finance lease obligations	(274,968)	(123,589)
Net cash (used in) provided by financing activities	(91,988)	2,505,088

Net (decrease) increase in cash	(14,799)	152,239
Cash, beginning of period	154,941	127,933
Cash, end of period	$140,142	$280,172

Supplemental cash flow disclosures
Interest paid	$27,436	$31,860
Non-cash financing activities
Consideration for the purchase of contracts	$-	$212,335
Purchase of capital lease	$49,624	$-

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

As a result of the Agreement, nDivision acquired various managed services contracts (the "Purchased Contracts") from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the "Cash Consideration") to Gamwell. In addition, Gamwell received a promissory note (the "Promissory Note") in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services. The Promissory Note was originally estimated at approximately $191,177 based on the closing monthly recurring revenue. Gamwell also received warrants (the "Warrants") to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the Company as of the agreement date. The Warrants were valued at approximately $21,158. The consideration for the contracts purchased was approximately $1,012,335. The Cash Consideration, Promissory Note and Warrants shall be defined as the "Purchase Price" and can be adjusted after one year, based on the newly calculated monthly recurring revenue. The Company calculated an approximate 3% decline in the purchased contracts monthly recurring revenue and recognized a gain in contingent consideration of $30,757 and reduced the loan $30,757. Since February 13, 2018, the Company has sold 9,225,514 shares of the Registrant's common shares at a price of approximately $0.375 per share for $3,459,502. There were no material fees paid in association with these shares being sold.

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

During the six months ended June 30, 2019, the Company sold 634,668 shares of common stock at a price of approximately $0.375 per share for $238,000.

The Company has entered into a factoring agreement to provide short term working capital. The Company receives 90% of the factored receivables for a fee of 1.9% of the factored invoice. As of August 8, 2019, the Company had $113,600 of factored invoices.

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

3. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed on March 29, 2019 from which the accompanying December 31, 2018 numbers are derived.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Vi3 Technologies, Inc. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these condensed consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

Topic ASC 606 is effective as of the annual reporting period beginning after December 15, 2017 using either of two methods: (1) retrospective application of Topic ASC 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic ASC 606 or (2) retrospective application of Topic ASC 606 with the cumulative effect of initially applying Topic ASC 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic ASC 606. We adopted Topic ASC 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

For revenue recognition arrangements that we determine are within the scope of Topic ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we evaluate the goods or services promised within each contract related performance obligation and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We recognize revenue upon completion of our performance obligations or expiration of the contractual time to use services such as bulk texting.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $7,026 and $0 as of June 30, 2019 and December 31, 2018, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the six months ended June 30, 2019 and June 30, 2018.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 9,059,429 and 8,425,743 of common stock equivalents excluded for the six months ended June 30, 2019 and 2018, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $31,249 and $55,022 and $4,079 and $10,654 for the three and six months ended June 30, 2019 and 2018, respectively and is in disclosed in selling, general and administrative expenses.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of June 30, 2019, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. The Company recognized no right-of-use assets or corresponding liabilities as a result of this guidance, since the Company was not party to any leases with term of more than 12 months at January 1, 2019.

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

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	June 30,	December 31,
	2019	2018
Equipment and software	$1,004,771	$1,124,245
Software licenses	956,218	966,754
	1,960,989	2,090,999
Less - Accumulated depreciation and amortization	(1,583,604)	(1,593,166)
	$377,385	$497,833

Depreciation and Amortization expense for the three and six months ended June 30, 2019 and 2018 was approximately $83,994 and $168,768 and $105,857 and $214,676, respectively.

6. INTANGIBLE ASSETS

Intangible Assets

As of June 30, 2019

	Cost	Accumulated Amortization	Net Book Value

Customer Relationships / Service Contracts	$1,012,335	$(253,189)	$759,146

There was approximately $50,598 and $101,276 amortized for the three and six month period ended June 30, 2019. There was approximately $50,638 and $50,638 for the three month and six month period ended June 30, 2018, respectively. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next five years, annual amortization expense for these finite life intangible assets will total approximately $759,146 as follows: remainder of 2019 - $101,275, fiscal 2020 - $202,551, fiscal 2021 - $202,551, fiscal 2022 - $202,551, fiscal 2023- $50,218.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable, as of June 30, 2019, the Company has not recorded any impairments.

7. ACCRUED LIABILITIES

	June 30,	December 31,
	2019	2018
Accrued compensation	$172,601	$156,139
Accrued sales tax	144,731	149,821
Accrued franchise tax	35,000	35,000
Accrued professional fees and other payables	201,106	197,823
Total accrued liabilities	$553,438	$538,783

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional. 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The receivables under factoring arrangements are recorded within accounts receivable and factoring credit facility. The balance of the accounts receivable amount factored, and the related factor payable are $127,595 and $169,257 as of June 30, 2019 and December 31, 2018, respectively. The Company has recognized $3,019 and $7,483 and $0 and $0 in interest expense related to these arrangements for the three and six months ended June 30, 2019 and 2018, respectively.

9. NOTES PAYABLE

	June 30,	December 31,
	2019	2018
The Company obtained an $85,670 promissory note with a maturity date of June 30, 2019, an interest rate of 6%, which is repayable in monthly installments of principal and interest of $2,270. The note is unsecured. The note has been fully repaid as of June 30, 2019.	$-	$13,358

Current portion of debt	$-	$13,358

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

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended
Remainder of 2019	$183,820
2020	137,682
2021	20,716
2022	4,682
Total	346,900
Less: interest and sales tax	(18,451)
Present value of net minimum lease payments	328,449
Short term	284,482
Long term total	$43,967

Lease payments for the three and six months ended June 30, 2019 and 2018 aggregated approximately $137,698 and $305,275 and $128,093 and $260,816, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $348,046 and $450,834 as of June 30, 2019 and December 31, 2018, respectively.

The Company adopted ASU 2016-02 using a retrospective adoption method at January 1, 2019 as noted in Note 4. “New Accounting Pronouncements”. As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have an initial or remaining lease terms in excess of one year are as follows:

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

The following table reflects the stock options for the six months ended June 30, 2019:

A summary of stock option activity is as follows:

Number of options outstanding:
Beginning of year	5,901,678
Granted	1,325,000
Exercised, converted	-
Forfeited / exchanged / modification	(287,500)

June 30, 2019	6,939,178

Number of options exercisable at end of period	2,695,994
Number of options available for grant at end of period	1,060,328

Weighted average option prices per share:
Granted during the period	$0.61
Exercised during the period	-
Terminated during the period	$0.38
Outstanding at end of the period	$0.44
Exercisable at end of year	$0.38

Stock-based compensation expense attributable to stock options was $156,466 and $270,787 for the three and six month periods ended June 30, 2019 and $101,574 and $161,717 for the three and six month periods ended June 30, 2018. As of June 30, 2019, there was approximately $1,250,805 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

The Company granted options to purchase 1,325,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.61 per common share. Total value was approximately $755,000.

The Company issued approximately 2,200,000 warrants related to three consulting agreements during the period ended June 30, 2018 and did not issue any warrants during the period ended June 30, 2019. The fair value of the warrants granted was approximately $61,780 for the period ended June 30, 2018. The compensation was recognized as stock compensation expense in the six months ended June 30, 2018 as the warrants are immediately exercisable, regardless of the service period of the consulting agreements. This estimate was made using the Black-Scholes option pricing model using the weighted average assumptions detailed below.

	June 30, 2019	June 30, 2018

Expected option life (years)	6.5	6.5
Expected stock price volatility	137-145%	51-135%
Expected dividend yield	—%	—%
Risk-free interest rate	2.40-2.90%	2.00%

12. COMMON STOCK

During the six months ended June 30, 2018 and June 30, 2019, the Company issued the following stock:

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

Issued 533,333 shares of common stock and received approximately $200,000 with no material fees.

13. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent approximately $45,000 for the six-month period ended June 30, 2019. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

14. COMMITMENTS

Contract Purchase Price Adjustment

On the one-year anniversary of the Closing Date for the Gamwell contract purchase, nDivision calculated (using the same methods and procedures used to calculate the aggregate monthly recurring revenue from the Purchased Contracts calculated on the Closing Date (the "Closing MRR") the monthly recurring revenue for the Purchased Contracts that are still active or that have renewed their contract term (the "Anniversary MRR"), plus any monthly recurring revenue from new managed service contracts that are being invoiced at the one year anniversary of the Closing Date (the "New MRR") (Anniversary MRR plus New MRR is referred to herein as the "Total MRR"). The Cash Consideration, the amount due under the Promissory Note and the number of shares issuable pursuant to the Warrants shall be adjusted as follows: (x) the Cash Consideration shall be decreased on the Closing Date, by the amount of Customer Prepayments, as defined in the agreement, if any; (y) the principal balance of the Promissory Note shall be decreased by an amount equal to the product of the MRR Percentage Decrease, as defined in the Agreement, multiplied by the Multiple Price, as defined in the Agreement, and (z) the Warrant Percentage shall be decreased by the MRR Percentage Decrease, if any. For clarity, the Purchase Price shall not be adjusted upward for any increase in monthly recurring revenue after Closing.

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

Net revenues for the three and six months ended June 30, 2019 and 2018 include revenues from significant customers as follows:

	Three Month Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer A	55%	34%	56%	39%

Customer B	5%	10%	5%	11%

Accounts receivable balances as of June 30, 2019 and December 31, 2018 from significant customers are as follows:

	June 30,	December 31,
	2019	2018
Customer A	72%	74%
Customer B	0%	8%
Customer C	11%	2%

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean nDivision, Inc.

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

As a result of the Agreement, nDivision acquired various managed services contracts (the "Purchased Contracts") from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the "Cash Consideration") to Gamwell. In addition, Gamwell received a promissory note (the "Promissory Note") in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services. The Promissory Note was originally estimated at approximately $191,177 based on the closing monthly recurring revenue. Gamwell also received warrants (the "Warrants") to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the Company as of the agreement date.

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

Since February 13, 2018, the Company has sold approximately 9,225,514 shares of the Registrant's common shares at a price of approximately $0.375 per share for approximately $3,453,738. There were no material fees paid in association with these shares being sold.

On April 9, 2018, the parent company Go2Green Landscaping, Inc. changed its name to nDivision Inc. and changed the ticker symbol to NDVN.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	June 30,
	2019	2018	Change
Revenue	$1,385,303	$1,074,580	$310,723
Cost of revenue	262,287	254,974	7,313
Operating expenses	1,451,002	1,491,915	(40,913)
Other expenses	13,544	22,102
Net loss	$(341,530)	$(694,411)	$352,881

Revenues increased by approximately $310,723 or 29% compared with the same period last year. Approximately $300,000 was from new customers.

Cost of revenue increased by approximately $7,313 or 3% compared with the same period last year. The increase was related to the addition of two employees to support recurring contracts and offset by the negotiated reduction or elimination of certain contracted services used to generate these revenues.

Selling, general and administrative expenses declined by approximately $40,913 or 3% compared with the same period last year. The Company’s management is continuing to control operating expenses while also implementing management growth strategies. The decrease was primarily related to increases in payroll, marketing and other general and administrative expenses.

The Company incurred a net loss of $341,530 and $694,411 for the three months ended June 30, 2019 and June 30, 2018, respectively. The decrease in the net loss is primarily related to increase in revenue and slight decrease in operating expenses.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	June 30,
	2019	2018	Change
Revenue	$2,841,230	$1,887,185	$954,045
Cost of revenue	538,146	569,063	(30,917)
Operating expenses	2,777,246	2,716,725	60,521
Other expenses	32,440	40,217
Net loss	$(506,602)	$(1,438,820)	$932,218

Revenues increased by approximately $954,045 or 51% compared with the same period last year. This includes $67,624 of product sales in 2018 that management has eliminated as a revenue stream. Approximately $200,000 of the increase is related to the purchase of service contracts from Gamwell, approximately $550,000 is from new customers and approximately $270,000 is from professional services, offset by approximately $67,624 from management’s decision to discontinue product sales.

Cost of revenue declined by approximately $30,917 or 5% compared with the same period last year. Approximately $32,315 of the decline was related to managements' decision to focus on recurring services and eliminate product sales. There was an increase of managed services costs and professional services costs of approximately $40,000 based on the new customers and a decrease of approximately $21,600 of assets that have become fully depreciated. The gross margin of product sales is significantly lower than recurring revenue, which has increased the overall gross profit of the quarter.

Selling, general and administrative expenses increased by approximately $60,521 or 2% compared with the same period last year. The Company’s management is continuing to control operating expenses while also implementing management growth strategies. The increase was primarily related to increases in payroll, stock based compensation, marketing and other general and administrative expenses. A $30,757 reduction, due to contingent consideration offset the increase in expenses.

The Company incurred a net loss of $506,602 and $1,438,820 for the six months ended June 30, 2019 and June 30, 2018, respectively. The decrease in the net loss is primarily related to higher gross profit offset by a slight increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2019	As at December 31, 2018
Current assets	$1,010,127	$706,089
Current liabilities	1,465,164	1,359,046
Working capital	$(455,037)	$(652,957)

Cash Flows

	Six Months Ended June 30,
	2019	2018
Cash flows provided by (used in) operating activities	$112,387	$(1,512,629)
Cash flows used in investing activities	(35,198)	(840,220)
Cash flows (used in) provided by financing activities	(91,988)	2,505,088
Net (decrease) increase in cash during period	$(14,799)	$152,239

At June 30, 2019, the Company had cash of $140,142. The decrease in cash of $14,799 from the December 31, 2018 cash balance of $154,941 was related to cash used in operating activities. Cashflow from operating activities has significantly increased compared to the six month ended June 2018, which is primarily related to the significant increase in revenue. Cash flow provided by operating activities was approximately $112,387 for the six months ended June 30, 2019.

Net cash used in investing activities for the six months ended June 30, 2019 was approximately $35,198 with $840,220 being used for the period ended June 30, 2018. The use of cash was primarily used in the acquisition of contracts for the period ended June 30, 2018. For the period ended June 30, 2019 the use of cash was primarily due to acquisition of equipment, software licenses and payment of acquisition loan.

Net cash flows used in financing activities for the six months ended June 30, 2019 was approximately $91,988 compared to net cash flows provided by financing activities of approximately $2,505,088 in the six months ended June 30, 2018. The Company issued approximately 7,676,846 shares of common stock and received approximately $2,874,000 with no material fees offset by repayments of debt of approximately $245,211 and repayments of financed leases of approximately $124,000 in 2018 and issued approximately 634,667 shares of common stock and received approximately $238,000 with no material fees offset by repayments of factor credit facility of approximately $42,000 and repayment of note payable of approximately $13,400 and repayment finance lease obligation of approximately $275,000 in 2019. In both years the primary use of funds in financing activities was the repayment of equipment financing contracts and the reduction of other debt.

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

Revenue Recognition

Topic ASC 606 is effective as of the annual reporting period beginning after December 15, 2017 using either of two methods: (1) retrospective application of Topic ASC 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic ASC 606 or (2) retrospective application of Topic ASC 606 with the cumulative effect of initially applying Topic ASC 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic ASC 606. We adopted Topic ASC 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

For revenue recognition arrangements that we determine are within the scope of Topic ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we evaluate the goods or services promised within each contract related performance obligation and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We recognize revenue upon completion of our performance obligations or expiration of the contractual time to use services such as bulk texting.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $7,026 and $0 as of June 30, 2019 and December 31, 2018, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the six months ended June 30, 2019 and June 30, 2018.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2019. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three and six month period ended June 30, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Change in Internal Control over Financial Reporting

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

_____________

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NDIVISION, INC.
(Registrant)

Dated: August 8, 2019	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: August 8, 2019	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

