Form 10-Q
period 2019-09-30
nDivision Inc.
filed 2019-11-12
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2019

or

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

______________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

41,249,783 common shares issued and outstanding as of November 11, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION, INC.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended September 30, 2019

Page

Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (Unaudited)	5

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months ended September 30, 2019 and the Three and Nine Months ended September 30, 2018 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	8

Notes to the Condensed Consolidated Financial Statements (Unaudited)	9

NDIVISION INC CONDENSED CONSOLDIATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$177,146	$154,941
Accounts receivable, net (allowance for doubtful accounts was $17,026 at September 30, 2019 and $0 at December 31, 2018)	601,663	478,174
Prepaid expenses	186,608	72,974
Total current assets	965,417	706,089

Equipment and software licenses - at cost, less accumulated
depreciation and amortization	284,755	497,833
Intangible asset, less accumulated amortization	708,508	860,422
Total assets	$1,958,680	$2,064,344

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$131,021	$131,850
Accrued liabilities	557,214	538,783
Deferred revenue	406,295	-
Factoring credit facility	174,479	169,257
Note payable	-	13,358
Current portion of long-term debt	56,627	113,598
Current portion of finance lease obligations	187,915	392,200
Total current liabilities	1,513,551	1,359,046

Acquisition note payable	29,904	77,579
Finance lease obligations	29,115	36,654
Total long-term liabilities	59,019	114,233

Commitments and Contingencies

Stockholder's equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 41,138,672 and 40,504,005 shares issued and outstanding, respectively	41,139	40,504
Additional paid in capital	5,842,081	5,184,493
Accumulated deficit	(5,497,110)	(4,633,932)
Total stockholder's equity	386,110	591,065
Total liabilities and stockholder's equity	$1,958,680	$2,064,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Product sales	$-	$-	$-	$67,624
Service revenue	1,416,432	1,142,226	4,257,662	2,961,787
Net revenues	1,416,432	1,142,226	4,257,662	3,029,411

Product costs	-	-	-	32,315
Service costs	302,350	269,870	840,496	806,618
Cost of revenues	302,350	269,870	840,496	838,933
Gross profit	1,114,082	872,356	3,417,166	2,190,478

Operating expenses
Selling, general and administrative expenses	1,451,767	1,365,158	4,259,770	4,081,882
Change in contingent consideration	-	-	(30,757)	-
	1,451,767	1,365,158	4,229,013	4,081,882

Loss from operations	(337,685)	(492,802)	(811,847)	(1,891,404)

Other expense
Interest expense	(18,891)	(24,383)	(51,331)	(64,600)
Other expense	(18,891)	(24,383)	(51,331)	(64,600)

Net loss before income tax	(356,576)	(517,185)	(863,178)	(1,956,004)

Income tax expense	-	-	-	-

Net loss	(356,576)	(517,185)	(863,178)	(1,956,004)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted average shares outstanding	41,138,672	39,731,671	40,944,171	37,689,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

					Total
	Common Stock	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	Par	In Capital	Deficit	Equity
2019
Balance, December 31, 2018	40,504,005	$40,504	$5,184,493	$(4,633,932)	$591,065

Amortization of stock option	-	-	114,321	-	114,321

Common stock issued for cash, net	101,334	101	37,899	-	38,000

Net loss	-	-	-	(165,072)	(165,072)

Balance, March 31, 2019	40,605,339	$40,605	$5,336,713	$(4,799,004)	$578,314

Amortization of stock option	-	-	156,466	-	156,466

Common stock issued for cash, net	533,333	534	199,466	-	200,000

Net loss	-	-	-	(341,530)	(341,530)

Balance, June 30, 2019	41,138,672	$41,139	$5,692,645	$(5,140,534)	$593,250

Amortization of stock option	-	-	149,436	-	149,436

Net loss	-	-	-	(356,576)	(356,576)

Balance, September 30, 2019	41,138,672	$41,139	$5,842,081	$(5,497,110)	$386,110

2018
Balance, December 31, 2017	27,500,000	$27,500	$1,566,161	$(2,240,311)	$(646,650)

Effect of reverse acquisition on February 13, 2018:
Adjustment for reverse acquisition	4,400,000	4,400	(18,285)	-	(13,885)

Amortization of stock option and warrant expense	-	-	121,923	-	121,923

Common stock issued for services	13,158	13	4,987	-	5,000

Warrant issued for acquisition of contracts	-	-	21,158	-	21,158

Common stock issued for cash, net	7,676,846	7,677	2,866,211	-	2,873,888

Net loss	-	-	-	(744,409)	(744,409)

Balance, March 31, 2018	39,590,004	$39,590	$4,562,155	$(2,984,720)	$1,617,025

Amortization of stock option and warrant expense	-	-	101,574	-	101,574

Net loss	-	-	-	(694,411)	(694,411)

Balance, June 30, 2018	39,590,004	$39,590	$4,663,729	$(3,679,131)	$1,024,188

Amortization of stock option and warrant expense	-	-	89,260	-	89,260

Common stock issued for cash, net	380,001	380	141,740	-	142,120

Net loss	-	-	-	(517,185)	(517,185)

Balance, September 30, 2018	39,970,005	$39,970	$4,894,729	$(4,196,316)	$738,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(863,178)	$(1,956,004)
Adjustments to reconcile net loss to net cash provided (used) in operating activities
Depreciation and amortization	397,512	417,269
Provision for doubtful accounts	22,413	-
Stock based compensation	420,223	312,757
Gain on sale of assets	(12,213)	-
Stock issued for services	-	5,000
Change in contingent consideration	(30,757)	-
Changes in assets and liabilities
Accounts receivable	(145,902)	(26,087)
Prepaid expenses	11,303	(54,426)
Deferred revenue	406,295	-
Accounts payable and accrued liabilities	17,602	(580,701)
Net cash provided by (used in) operating activities	223,298	(1,882,192)

Cash flows from investing activities
Acquisition of contracts	-	(813,855)
Repayment of debt related to acquisition	(73,889)	-
Proceeds from sale of equipment and software license	31,699	-
Acquisition of equipment and software licenses	(2,382)	(26,365)
Net cash used in investing activities	(44,572)	(840,220)

Cash flows from financing activities
Lines of credit, net	-	(92,075)
Proceeds from issuance of common stock, net	238,000	3,016,008
Proceeds of factor credit facility	5,222	144,439
Repayments of loans from officers	-	(137,000)
Repayments of note payable	(13,358)	(24,367)
Repayment of finance lease obligations	(386,385)	(260,432)
Net cash (used in) provided by financing activities	(156,521)	2,646,573

Net increase (decrease) in cash	22,205	(75,839)
Cash, beginning of period	154,941	127,933
Cash, end of period	$177,146	$52,094

Supplemental cash flow disclosures
Interest paid	$51,333	$52,437
Non-cash financing activities
Consideration for the purchase of contracts	$-	$212,335
Purchase of capital lease	$49,624	$-

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

Since February 13, 2018, the Company has sold 9,336,625 shares of the Registrant's common shares at approximately $0.375 - $0.45 per share for $3,503,738.  There were no material fees paid in association with these shares being sold.

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

During the nine months ended September 30, 2019, the Company sold 634,667 shares of common stock at a price of approximately $0.375 per share for $238,000.

The Company has entered into a factoring agreement to provide short term working capital. The Company receives 90% of the factored receivables for a fee of 1.9% of the factored invoice. As of November 11, 2019, the Company approximately $163,000 of factored invoices.

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

3. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed on March 29, 2019 from which the accompanying December 31, 2018 numbers are derived.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Vi3 Technologies, Inc. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these unaudited condensed consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

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

We recognize revenue upon completion of our performance obligations or expiration of the contractual time to use services.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $17,026 and $0 as of September 30, 2019 and December 31, 2018, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the nine months ended September 30, 2019 and September 30, 2018.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 9,139,000 and 8,142,000 of common stock equivalents excluded for the three and nine months ended September 30, 2019 and 2018, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $29,192 and $84,214 and $687 and $11,341 for the three and nine months ended September 30, 2019 and 2018, respectively and is included in selling, general and administrative expenses.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2019, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

4. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Recently Adopted

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. The Company recognized no right-of-use assets or corresponding liabilities as a result of this guidance, since the Company was not party to any leases with a term of more than 12 months at January 1, 2019.

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

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	September 30, December 31,
	2019	2018
Equipment and software	$717,063	$1,124,245
Software licenses	912,164	966,754
	1,629,227	2,090,999
Less - Accumulated depreciation and amortization	(1,344,472)	(1,593,166)
	$284,755	$497,833

During the nine-month period ended September 30, 2019, the Company disposed of $513,778 of equipment and software and related accumulated depreciation of $494,292, for proceeds of $31,699 which resulted in a gain $12,213.

Depreciation and amortization expense for the three and nine months ended September 30, 2019 and 2018 was approximately $76,832 and $245,599 and $101,318 and $315,994, respectively.

6. INTANGIBLE ASSETS

Intangible Assets

As of September 30, 2019

	Cost	Accumulated Amortization	Net Book Value

Customer Relationships / Service Contracts	$1,012,335	$(303,827)	$708,508

There was approximately $50,638 and $151,913 amortized for the three and nine month periods ended September 30, 2019, respectively. There was approximately $50,638 and $101,276 for the three and nine month periods ended September 30, 2018, respectively. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next five years, annual amortization expense for these finite life intangible assets will total approximately $708,508 as follows: remainder of 2019 - $50,637, fiscal 2020 - $202,551, fiscal 2021 - $202,551, fiscal 2022 - $202,551, fiscal 2023 - $50,218.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable, as of September 30, 2019, the Company has not recorded any impairments.

7. ACCRUED LIABILITIES

	September 30,	December 31,
	2019	2018
Accrued compensation	$194,087	$156,139
Accrued sales tax	144,289	149,821
Accrued franchise tax	4,745	35,000
Accrued professional fees and other payables	214,093	197,823
Total accrued liabilities	$557,214	$538,783

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional. 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The receivables under factoring arrangements are recorded within accounts receivable and factoring credit facility. The balance of the accounts receivable amount factored, and the related factor payable are $174,479 and $169,257 as of September 30, 2019 and December 31, 2018, respectively. The Company has recognized $9,245 and $16,728 and $6,897 and $6,897 in interest expense related to these arrangements for the three and nine months ended September 30, 2019 and 2018, respectively.

9. NOTES PAYABLE

	September 30,	December 31,
	2019	2018
The Company obtained an $85,670 promissory note with a maturity date of June 30, 2019, an interest rate of 6%, which is repayable in monthly installments of principal and interest of $2,270. The note is unsecured. The note has been fully repaid as of September 30, 2019.	$-	$13,358

10. FINANCE LEASE OBLIGATIONS

The Company finances certain property and equipment using finance leases. These leases range from one to five years. The finance lease obligations represent the present value of the minimum lease payments, net of imputed interest. The finance lease obligations are secured by the underlying leased assets. Leases are payable in monthly installments ranging from $90 to $16,824 including interest, ranging from 3.6% to 55.9% per annum.

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended
Remainder of 2019	$66,306
2020	137,682
2021	20,716
2022	4,682
Total	229,386
Less: interest and sales tax	(12,356)
Present value of net minimum lease payments	217,030
Short term	187,915
Long term total	$29,115

Lease payments for the three and nine months ended September 30, 2019 and 2018 aggregated approximately $123,111 and $386,385 and $169,538 and $260,432, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $270,264 and $540,695 as of September 30, 2019 and 2018, respectively.

The Company adopted ASU 2016-02 using a retrospective adoption method at January 1, 2019 as noted in Note 4. “New Accounting Pronouncements”. As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have an initial or remaining lease term in excess of one year are as follows:

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

The following table reflects the stock options for the nine months ended September 30, 2019:

A summary of stock option activity is as follows:

Number of options outstanding:
Beginning of year	5,901,678
Granted	1,325,000
Exercised, converted	-
Forfeited / exchanged / modification	(287,500)

September 30, 2019	6,939,178

Number of options exercisable at end of period	3,158,078
Number of options available for grant at end of period	1,060,823

Weighted average option prices per share:
Granted during the period	$0.61
Exercised during the period	-
Terminated during the period	$0.38
Outstanding at end of the period	$0.45
Exercisable at end of year	$0.39

Stock-based compensation expense attributable to stock options was $149,436 and $420,223 for the three and nine month periods ended September 30, 2019. As of September 30, 2019, there was approximately $1,101,368 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

The Company granted options to purchase 1,325,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.61 per common share. Total value was approximately $755,000.

	2019	2018

Expected option life (years)	6.5	6.5
Expected stock price volatility	137-145%	51-135%
Expected dividend yield	—%	—%
Risk-free interest rate	2.40-2.90%	2.00%

The Company issued approximately 2,200,000 warrants related to three consulting agreements during the period ended September 30, 2018 and did not issue any warrants during the period ended September 30, 2019. The fair value of the warrants granted was approximately $61,780 for the period ended September 30, 2018. The compensation was recognized as stock compensation expense in the nine months ended September 30, 2018 as the warrants are immediately exercisable, regardless of the service period of the consulting agreements. This estimate was made using the Black-Scholes option pricing model using the weighted average assumptions detailed below.

12. COMMON STOCK

During the nine months ended September 30, 2018 and September 30, 2019, the Company issued the following stock:

2018

Issued approximately 4,400,000 common shares and the assumed liabilities of approximately $13,885 in connection with the reverse acquisition.

Issued approximately 13,158 common shares for services provided to the Company during the period ended September 30, 2018. The services provided was valued at approximately $5,000.

Issued 8,056,847 shares of common stock and received approximately $3,016,008 with no material fees. In connection with the issuance of the common shares during the three months ended, September 30, 2018 the Company issued a warrant to purchase up to 750,000 shares of the Company’s common stock at a price of $0.625 for one year.

17

2019

Issued 101,334 shares of common stock and received approximately $38,000 with no material fees.

Issued 533,333 shares of common stock and received approximately $200,000 with no material fees.

Subsequent to September 30, 2019, the Company issued 111,111 shares of common stock and received $50,000 with no material fees.

13. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide CFO consulting services. The Company spent approximately $67,500 for the nine-month period ended September 30, 2019. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

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

Operating Lease

The Company adopted ASU 2016-02 using a retrospective adoption method at January 1, 2019 as noted in Note 4. “New Accounting Pronouncements”. In September 2019, the Company entered into a lease agreement that will commence on October 1, 2019 through December 31, 2024. Monthly rent payments range from $10,315.50 through $10,988.25. In accordance with ASU 2016-02, the Company will record an increase in a Right of Use Asset and a Lease Obligation of $483,200 each in October 2019. These amounts will be accreted over the remainder of the lease agreement.

15. SIGNIFICANT CUSTOMERS

The Company had significant customers in each of the quarters presented. A significant customer is defined as one that makes up ten percent or more of total revenues in a particular quarter or ten percent of outstanding accounts receivable balance as of the year end.

Net revenues for the three and nine months ended September 30, 2019 and 2018 include revenues from significant customers as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Customer A	45%	43%	48%	41%
Customer B	7%	9%	9%	10%

Accounts receivable balances as of September 30, 2019 and December 31, 2018 from significant customers are as follows:

	September 30,	December 31,
	2019	2018
Customer A	74%	74%
Customer B	0%	8%
Customer C	17%	0%

16. SUBSEQUENT EVENTS

On October 10, 2019 the Company filed a Form D, notice of exempt offering of securities, with the Securities and Exchange Commission related to sales of the Company's common stock in an aggregate amount of up to $500,000.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean nDivision, Inc.

nDivision, Inc. ("nDivision" or the "Company") was incorporated under the laws of the state of Texas. nDivision's registered office is located at 4925 Greenville Avenue, Suite 200, Dallas, Texas 75206. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers (GSP). The Company operates in most states of the United States of America.

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

Since February 13, 2018, the Company has sold 9,336,625 shares of the Registrant's common shares at a prices of $0.375 - $0.45 per share for $3,503,738. There were no material fees paid in association with these shares being sold.

On April 9, 2018, the parent company Go2Green Landscaping, Inc. changed its name to nDivision Inc. and changed the ticker symbol to NDVN.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	September 30,
	2019	2018	Change
Revenue	$1,416,432	$1,142,226	$274,206
Cost of revenue	302,350	269,870	32,480
Operating expenses	1,451,767	1,365,158	86,609
Net loss	$(356,576)	$(517,185)	$(160,609)

Revenues increased by $274,206 or 24% compared with the same period last year. There was an increase in revenue from new customers of approximately $300,000, and a contract termination fee of $80,000 collected during the period, which was offset by some lost recurring revenue and lower professional fees of $100,000.

Cost of revenue increased by $32,480 or 12% compared with the same period last year. The increase was related to the addition of two employees to support recurring contracts and the anticipation of a new large Recurring revenue agreement, this was offset by the negotiated reduction or elimination of certain contracted services used to generate these revenues.

Selling, general and administrative expenses increased by $86,609 or 6% compared with the same period last year. The Company’s management is continuing to control operating expenses while also implementing management growth strategies. The increase was primarily related to increases in payroll, marketing and other general and administrative expenses.

The Company incurred a net loss of $356,576 and $517,185 for the three months ended September 30, 2019 and September 30, 2018, respectively. The decrease in the net loss is primarily related to an increase is recurring revenue, professional services and an overall gross margin.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	September 30,
	2019	2018	Change
Revenue	$4,257,662	$3,029,411	$1,228,251
Cost of revenue	840,496	838,933	1,563
Operating expenses	4,229,013	4,081,882	147,131
Net loss	$(863,178)	$(1,956,004)	$1,092,826

Revenues increased by $1,228,251 or 41% compared with the same period last year. This increase was offset by $67,624 of product sales in 2018, that management has eliminated as a revenue stream. Approximately $183,000 of the increase is related to the purchase of service contracts from Gamwell, approximately $641,000 is from new customers and approximately $471,000 of non-recurring professional services.

Cost of revenue increased by $1,563 with the same period last year. There was an increase of managed services costs and professional services costs of approximately $61,000 based on the new customers and a decrease of approximately $21,600 of assets that have become fully depreciated. Approximately $32,315 of the decline was related to managements' decision to focus on recurring services and eliminate product sales. The gross margin of product sales is significantly lower than recurring revenue, which has increased the overall gross profit of the quarter.

Selling, general and administrative expenses increased by $147,131 or 4% compared with the same period last year. The Company’s management is continuing to control operating expenses while also implementing management growth strategies. The increase was primarily related to increases in payroll, stock-based compensation, marketing and other general and administrative expenses.

The Company incurred a net loss of $863,178 and $1,956,004 for the nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease in the net loss is primarily related to an increase is recurring revenue, professional services and an overall gross margin, offset by a slight increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2019	As at December 31, 2018
Current assets	$965,417	$706,089
Current liabilities	1,513,551	1,359,046
Working capital	$(548,134)	$(652,957)

Cash Flows

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by (used in) operating activities	$223,298	$(1,882,192)
Cash flows used in investing activities	(44,572)	(840,220)
Cash flows (used in) provided by financing activities	(156,521)	2,646,573
Net increase (decrease) in cash during period	$22,205	$(75,839)

At September 30, 2019, the Company had cash of $177,146. The increase in cash of $22,205 from the December 31, 2018 cash balance of $154,941 was related to an increase in revenue and a capital infusion of $238,000. Cash flow from operating activities has significantly increased by approximately $2 million compared to the nine months ended September 30, 2018, which is primarily related to the significant increase in revenue of approximately $1.2 million. Cash flow provided by operating activities was $223,298 for the nine months ended September 30, 2019.

Net cash used in investing activities for the nine months ended September 30, 2019 was $44,572 compared with $840,220 from the prior year. The most significant difference was the $813,855 used for the Gamwell purchase during the period ended September 30, 2018. During the nine months ended September 30, 2019, the use of cash was primarily for the payments related to the acquisition of contracts completed during the period ended September 30, 2018, this was partially offset by cash from the sale of certain unused assets.

Net cash flows used in financing activities for the nine months ended September 30, 2019 was $156,521 compared to net cash flows provided by financing activities of $2,646,573 in the nine months ended September 30, 2018. During the nine-month period ended September 30, 2018, the Company issued 8,056,847 shares of common stock and received $3,046,008 with no material fees offset by repayments of debt of $245,211 and repayments of financed leases of $124,000 in 2018. During the nine-month period ended September 30, 2019, the Company issued 634,667 shares of common stock and received $238,000 with no material fees and primarily offset by repayments of financed lease obligations of $386,385 in 2019. In both years the primary use of funds in financing activities was the repayment of equipment financing contracts and the reduction of other debt.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these condensed consolidated financial statements with existing cash on hand, cash flow from operations and short-term debt from the factoring of receivables. Management believes the Company may also need to raise additional capital for acquisitions, sales initiatives and unexpected decreases in operating cashflow. If the Company must raise capital, there is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $17,026 and $0 as of September 30, 2019 and December 31, 2018, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the nine months ended September 30, 2019 and September 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 10, 2019 the Company filed a Form D, notice of exempt offering of securities, with the Securities and Exchange Commission related to sales of the Company's common stock in an aggregate amount of up to $500,000.

On October 18, 2019, we issued 111,111 shares of restricted common stock for a purchase price of $50,000 to a single accredited investor. There were no material expenses related to the issuance of these shares.

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

NDIVISION, INC.
(Registrant)
Dated: November 12, 2019	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: November 12, 2019	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

