Form 10-K
period 2019-12-31
nDivision Inc.
filed 2020-03-25
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 333-212446

NDIVISION INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5133966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7301 N. State Highway 161, Suite 100, Irving, TX	75039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 785-6355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 28, 2019, was approximately $6,430,000 based on a $0.45 price paid for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

41,249,783 common shares as of March 23, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean nDivision Inc., unless otherwise indicated.

nDivision Inc. (“nDivision” or the “Company”) was incorporated under the laws of the state of Texas. nDivision’s registered office is located at 7301 N. State Highway 161, Suite 100, Irving, TX, 75039. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers (GSP). The Company operates in most states of the United States of America.

On February 13, 2018, Go2Green Landscaping, Inc., a Nevada corporation (the “Registrant”) executed an Agreement and Plan of Merger (the “Merger Agreement”) with nDivision Inc, and NDI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant (“Acquisition”) whereby Acquisition was merged with and into nDivision (the “Merger”) in consideration for Twenty Seven Million Five Hundred Thousand (27,500,000) newly-issued shares of Common Stock of the Company (the “Merger Shares”).

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

For accounting purposes, nDivision was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the Company. Accordingly, nDivision’s assets, liabilities and results of operations are the historical consolidated financial statements of the Company and the Company’s assets, liabilities and results of operations are consolidated with nDivision effective as of the date of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

On February 26, 2018, the Company executed an Asset Purchase Agreement (the “Agreement”) with Gamwell Technologies Inc., a Texas corporation (“Gamwell”). Gamwell is engaged in the business of providing managed services, VOIP telephone, security consulting and professional services to its customers.

As a result of the Agreement, nDivision acquired various managed services contracts (the “Purchased Contracts”) from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the “Cash Consideration”) to Gamwell. In addition, Gamwell received a promissory note (the “Promissory Note”) in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services. The Promissory Note was originally estimated at approximately $191,177 based on the closing monthly recurring revenue. Gamwell also received warrants (the “Warrants”) to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the Company as of the Agreement date. The Warrants were valued at approximately $21,158. The consideration for the contracts purchased was approximately $1,012,335. The Cash Consideration, Promissory Note and Warrants shall be defined as the “Purchase Price” and can be adjusted after one year, based on the newly calculated monthly recurring revenue.

The Company calculated an approximate 3% decline in the purchased contracts monthly recurring revenue and recognized a gain in contingent consideration of $30,757 and reduced the Promissory Note by $30,757 for a final loan of $160,420.

Since February 13, 2018, the Company has sold 9,336,625 shares of the Registrant’s common shares at approximately $0.375 - $0.45 per share for $3,503,738. There were no material fees paid in association with these shares being sold.

On April 9, 2018, the parent company Go2Green Landscaping, Inc. changed its name to nDivision Inc. and changed the ticker symbol to NDVN.

Emerging Growth Company Status

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.

The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,007,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,007,000) or more;

2.

The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,007,000,000 in non- convertible debt; or

4.	The date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

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

Our Current Business

nDivision supports organizations in their journey towards digital transformation using advanced technologies across the datacenter, cloud, network and end user help desk. Progressive Chief Information Officers (“CIOs”) want to reduce the proportion of their IT budget that is spent on KTLO (Keeping The Lights On) and pivot towards initiatives that make the organization more effective and more efficient; however, IT Operations is still a critical business function and cannot be compromised. In the past, service providers have promised lower costs and improved service levels through labor arbitrage, achieved by utilizing offshore resources. Unfortunately, this has rarely lived up to expectations, and has generally resulted in poor service levels and constant additional costs for ‘out of scope’ work. nDivision takes a radically different approach. It hires some of the best talent in the industry, harnesses technologies like automation, artificial intelligence, machine learning and cognitive learning to dramatically reduce costs and drive up service levels. nDivision’s business model is driven by state-of-the-art technologies, low overheads through strategies that include remote working, a flat organizational structure and highly motivated & talented U.S. based employees. The net effect is a very competitive value proposition and delighted customers. nDivision’s services are industry segment agnostic and its customers range from a small and midsize business (“SMB”), through midmarket and large enterprise (the largest customer is a Fortune 500 account). It provides remote support for customer IT operations in 45 countries and across six continents. One of the top ten global solution providers ($60bn+ revenues) resells nDivision’s services across the U.S., and a second ($110bn+ revenues) has begun recommending nDivision’s services in its South-Central U.S. region.

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

AUTONOMIC MANAGED SERVICE (AMS)

nDivision’s AMS is built on the VEaaS® platform. In many cases, VEaaS® resolves incidents without any human involvement; this is referred to as Autonomic Resolution. In other cases, VEaaS® gathers all the relevant information at the time that an incident occurs and automatically escalates the ticket to a human engineer; this is referred to as Autonomic Assistance. Sometimes, the VEaaS® platform will notify a human engineer that it has resolved a particular incident multiple times in a given time period and will automatically escalate the incident to Problem Management. There are also some situations where an incident cannot be addressed autonomically and a human will have to investigate the incident and carry out remediation. Where an organization does not want to use its human labor for tasks that cannot be carried out autonomically, nDivision’s AMS provides an ITIL Level 1 Autonomic Managed Service (L1 AMS) and an ITIL Level 2 Autonomic Managed Service (L2 AMS).

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

Intellectual Property

We provide value to our customers based, in part, on our proprietary business processes, methodologies, reusable knowledge capital and other intellectual property (“IP”) assets. We recognize the importance of IP and its ability to differentiate us from our competitors. We seek IP protection for some of our innovations and rely on a combination of IP laws, confidentiality procedures and contractual provisions, to protect our IP and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights. While our proprietary IP rights are important to our success, we believe our business as a whole is not materially dependent on any particular IP right, or any particular group of patents, trademarks, copyrights or licenses.

Employees

We had forty-one employees at the end of 2019. We are not party to any collective bargaining agreements.

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

We actively compete with many other IT service providers for qualified personnel, including professional IT staff, salespeople, and management. The availability of qualified personnel may affect our future ability to provide services and meet the requirements of our clients. An inability to attract resources at the costs anticipated for customer contracts may adversely impact our revenue and operating results in the future.

We have a history of significant cash needs and this may increase in the future.

As of December 31, 2019, we had approximately $1,800,000 in cash and a working capital deficit of approximately $492,016. We have reported losses of approximately $1,000,000 and $2,400,000 for the years ended December 31, 2019 and 2018, respectively. We believe that our current recurring revenue, existing revenue opportunities, balances of cash, and factoring opportunities will be sufficient to finance our anticipated capital and operating requirements for the next twelve months from the date of filing this annual report. Such belief is based on current cash of approximately $1,600,000, current customer contracts, forecasts and assumptions regarding our clients and services provided.

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

Our growth strategy includes the potential acquisition of business assets or companies to increase our recurring revenues and add scale to our business operations. We may not be successful in identifying or funding acquisitions that are consistent with our strategy or in completing such acquisitions. Acquisitions of business assets or companies are subject to numerous potential risks, including the following:

•	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;
•	our inability to achieve the anticipated financial and other benefits of a specific acquisition;
•	our inability to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions;
•	risks of entering geographical markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	our inability to retain key personnel from an acquired company, if necessary;
•	difficulty in maintaining controls, procedures and policies during the transition and integration process;
•	our inability to integrate the target company’s technologies, products or businesses with ours;
•	diversion of our management’s attention from other business concerns; and
•	failure of our due diligence processes to identify significant issues, including issues with respect to future cash flows, and other legal and financial contingencies.

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

Our authorized capital stock consists of One Hundred Eighty million (180,000,000) shares of common stock and Twenty million (20,000,000) shares of blank check preferred stock. If we engage in capital raising activities in the future as we did in 2018, including issuances of common stock or securities that are convertible into, or exercisable for, our common stock, to fund the growth of our business, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have adopted an equity incentive plan pursuant to which equity awards may be granted to eligible employees (including our executive officers), directors and consultants, if our board of directors determines that it is in the best interest of the Company and our stockholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings. As of December 31, 2019, the Company had 3,507,661 options and 122,752 warrants issued and exercisable.

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

Ineffective internal controls could impact the Company’s business and operating results.

The Company’s internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations of internal controls, including the possibility of human error, the circumvention or overriding of controls, poorly designed or ineffective controls, or fraud. Internal controls that are deemed to be effective can provide only reasonable assurance with respect to the preparation and fair presentation of the Company’s financial statements. If the Company fails to maintain the adequacy of its internal controls, including the failure to implement new or improve existing controls, or fails to properly execute or properly test these controls, the Company’s business and operating results could be negatively impacted and the Company could fail to meet its financial reporting obligations.

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

Changing economic conditions and other effects of the such changes caused by the coronavirus disease 2019 (Covid-19).

The Company’s operations may be affected by the recent and ongoing outbreak of Covid-19 which has been declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however it may result in a material adverse impact on the Company’s combined financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of supplies used in operations, and the decline in value of assets held by the Company, including, property held by the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 7301 N. State Highway 161, Suite 100, Irving, TX 75039. The lease for the property is a 60-month lease.

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

Equity Compensation Plan Information

As of December 31, 2019, there were stock options outstanding under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The plan granted additional incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2018 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2018 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2018 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2018 Plan. The maximum number of shares that may be granted under the 2018 Plan is 8,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company. All stock options outstanding as of December 31, 2019 were non-qualified stock options, had exercise prices equal to the market price on the date of grant and had expiration dates 10 years from the date of grant.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	6,939,178	$0.45	1,060,822
Equity compensation plans not approved by security holders	-	-	-
Total	6,939,178	$0.45	1,060,822

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended December 31, 2019, the Company issued 745,778 shares of common stock and received approximately $288,000 with no material fees.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2019.

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

Results of Operations - Years Ended December 31, 2019 vs. December 31, 2018.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2019 and 2018, which are included herein.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	December 31,
	2019	2018	Change
Revenue	$5,872,767	$4,203,921	$1,668,846
Cost of revenue	3,794,196	3,518,571	275,625
Operating Expenses	2,977,739	2,984,198	(6,459)
Net loss	$(980,225)	$(2,393,621)	$1,413,396

Revenues increased by $1,668,846 or 40% for the fiscal year ended December 31, 2019 compared with the fiscal year ended December 31, 2018. This increase was offset by $67,600 of product sales in 2018, that management has eliminated as a revenue stream. Approximately $183,000 of the increase is related to the purchase of service contracts from Gamwell, approximately $1,065,000 is from net new customers recurring revenue, approximately $488,000 of non-recurring professional services and a contract termination fee of $80,000 collected during the period.

Cost of revenue increased by $275,625 or 8% compared with the prior fiscal year. There was an increase of IT personnel related to managed services costs and professional services costs of approximately $329,540 for new customers and a decrease of approximately $21,600 of fixed assets depreciated. Approximately $32,315 of the decline was related to managements’ decision to focus on recurring services and eliminate product sales. The gross margin of product sales is significantly lower than recurring revenue, with no product sales and significant increase in overall sales, there was an increase in the overall gross profit of the year.

Operating expenses decreased by $6,459 or less than 1% compared with the prior fiscal year. The Company’s management is continuing to control operating expenses while also implementing management growth strategies.

The Company incurred a net loss of $980,225 and $2,393,621 for the fiscal years ended December 31, 2019 and 2018, respectively. The decrease in the net loss is primarily related to an increase in recurring revenue, professional services and an overall gross margin, offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31, 2019	December 31, 2018
Current assets	$2,413,948	$706,089
Current liabilities	2,905,964	1,359,046
Working capital	$(492,016)	$(652,957)

Cash Flows	Year Ended
	December 31,
	2019	2018
Cash flows provided by (used) in operating activities	$2,052,916	$(1,851,754)
Cash flows used in investing activities	(113,557)	(826,364)
Cash flows (used in) provided by financing activities	(336,605)	2,705,126
Net increase in cash during period	$1,602,754	$27,008

At December 31, 2019, the Company had cash of $1,757,695. The increase in cash of $1,602,754 from the December 31, 2018 cash balance of $154,941 was related to an increase in revenue, deferred revenue from certain customers prepaying their annual service fee and a capital infusion of $288,000. Cash flow from operating activities has significantly increased by approximately $3.9 million compared to the year ended December 31, 2018, which is primarily related to the significant increase in revenue of approximately $1.7 million. Cash flow provided by operating activities was $2,003,190 for the year ended December 31, 2019, primarily related to an increase in deferred revenue of $1,977,825.

Net cash used in investing activities for the fiscal year ended December 31, 2019 was $113,557 with $826,364 being used for the fiscal year ended December 31, 2018. The most significant difference was the $800,000 used for the Gamwell purchase during the year ended December 31, 2018. During the year ended December 31, 2019, the use of cash was primarily for the payments related to the acquisition of contracts completed during the year ended December 31, 2018, this was partially offset by cash from the sale of certain unused assets.

Net cash flows (used in) provided by financing activities for the fiscal year ended December 31, 2019 was ($336,605) compared to $2,705,126 for the fiscal year ended December 31, 2018. During the year ended December 31,2019, the Company issued 745,778 shares of common stock and received $288,000 with no material fees and primarily offset by repayments of financed lease obligations of $446,877 and repayment of factoring credit liability of $169,257 in 2019. In December 31, 2018, the Company issued 8,590,847 shares of common stock and received approximately $3,215,738 with no material fees offset by repayments of notes and loans of $261,213 and repayments of financed leases of $418,656 in 2018. In both years the primary use of funds in financing activities was the repayment of equipment financing contracts and the reduction of other debt.

Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand, cash flow from operations and short-term debt from the factoring of receivables. With the prepayment of annual services from two customers, the current monthly recurring revenue and the existing cash on hand, management believes the cash flow from operations and cash on hand will be sufficient to finance operations over the next twelve months.

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

Revenue Recognition

Topic ASC 606 is effective as of the annual reporting period beginning after December 15, 2017 using either of two methods: (1) retrospective application of Topic ASC 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic ASC 606 or (2) retrospective application of Topic ASC 606 with the cumulative effect of initially applying Topic ASC 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic ASC 606. The Company adopted Topic ASC 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

For revenue recognition arrangements that we determine are within the scope of Topic ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company recognizes revenue upon completion of our performance obligations or expiration of the contractual time to use services such as professional service hours purchased in bulk for a given time period. Any early termination fees are recognized in the period the contract is terminated and the termination invoice is paid.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that there a $10,000 and $0 allowance required for the fiscal years ended December 31, 2019 and 2018. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the years ended December 31, 2019 and December 31, 2018.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard became effective for the Company in the first quarter of 2019. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard became effective in the first quarter of fiscal year 2019. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements. No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

nDivison Inc.

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of nDivision Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of nDivision Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Friedman LLP

We have served as the Company’s auditor since 2018.

Marlton, New Jersey
March 25, 2020

NDIVISION INC

CONSOLDIATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$1,757,695	$154,941
Accounts receivable, net (allowance for doubtful accounts was $10,000 at December 31, 2019 and $0 at December 31, 2018)	548,825	478,174
Prepaid expenses	107,428	72,974
Total current assets	2,413,948	706,089

Equipment and software licenses - at cost, less accumulated depreciation and amortization	210,004	497,833

Other assets
Intangible asset, less accumulated amortization	657,871	860,422
Right-of-use asset	542,975	-
Total other assets	1,200,846	860,422

Total assets	$3,824,798	$2,064,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$137,582	$131,850
Accrued liabilities	479,081	538,783
Deferred revenue	1,977,825	-
Factoring credit facility	-	169,257
Note payable	-	13,358
Current portion of acquisition note payable	57,492	113,598
Current portion of operating lease payable	124,452	-
Current portion of finance lease obligations	129,532	392,200
Total current liabilities	2,905,964	1,359,046

Acquisition note payable	14,666	77,579
Operating lease payable, net of current portion	412,302	-
Finance lease obligations, net of current portion	27,006	36,654
Total long-term liabilities	453,974	114,233

Commitments

Stockholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 41,249,783 and 40,504,005 shares issued and outstanding, respectively	41,250	40,504
Additional paid in capital	6,037,767	5,184,493
Accumulated deficit	(5,614,157)	(4,633,932)
Total stockholders' equity	464,860	591,065
Total liabilities and stockholders' equity	$3,824,798	$2,064,344

NDIVISION INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Revenue
Product sales	$-	$67,624
Service revenue	5,872,767	4,136,297
Net revenues	5,872,767	4,203,921

Product costs	-	22,277
Service costs	3,794,196	3,496,294
Cost of revenues	3,794,196	3,518,571
Gross profit	2,078,571	685,350

Operating expenses
Selling, general and administrative expenses	3,008,496	2,984,198
Change in contingent consideration	(30,757)	-
	2,977,739	2,984,198

Loss from operations	(899,168)	(2,298,848)

Other expense
Interest expense	(81,057)	(94,773)
Other expense	(81,057)	(94,773)

Net loss before income tax	(980,225)	(2,393,621)

Income tax expense	-	-

Net loss	(980,225)	(2,393,621)

Basic and diluted loss per share	$(0.02)	$(0.06)

Weighted average shares outstanding	41,014,810	38,365,165

NDIVISION INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	Par	In Capital	Deficit	(Deficit) Equity

Balance, December 31, 2017	27,500,000	$27,500	$1,566,161	$(2,240,311)	$(646,650)

Effect of reverse acquisition on February 13, 2018:
Adjustement for reverse acquisition	4,400,000	4,400	(18,285)	-	(13,885)

Amortization of stock option and warrant expense	-	-	403,325	-	403,325

Common stock issued for services	13,158	13	4,987	-	5,000

Warrant issued for acquisition of contracts	-	-	21,158	-	21,158

Common stock issued for cash, net	8,590,847	8,591	3,207,147	-	3,215,738

Net loss	-	-	-	(2,393,621)	(2,393,621)

Balance, December 31, 2018	40,504,005	$40,504	$5,184,493	$(4,633,932)	$591,065

Amortization of stock option and warrant expense	-	-	566,019	-	566,019

Common stock issued for cash, net	745,778	746	287,255	-	288,001

Net loss	-	-	-	(980,225)	(980,225)

Balance, December 31, 2019	41,249,783	$41,250	$6,037,767	$(5,614,157)	$464,860

NDIVISION INC

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(980,225)	$(2,393,621)
Adjustments to reconcile net loss to net cash provided (used) operating activities
Depreciation and amortization	511,142	568,055
Provision for doubtful accounts	22,413	-
Non-cash lease expense	12,968	-
Stock based compensation	566,019	403,325
Gain on sale of assets	4,533	-
Stock issued for services	-	5,000
Change in contingent consideration	(30,757)	-
Changes in assets and liabilities
Accounts receivable	(93,064)	(1,919)
Prepaid expenses	135,221	(6,224)
Accounts payable and accrued liabilties	(53,970)	(426,370)
Deferred revenue	1,977,825	-
Operating lease payable	(19,189)	-
Net cash provided by (used in) by operating activities	2,052,916	(1,851,754)

Cash flows from investing activities
Acquisition of contracts	-	(800,000)
Repayment of debt related to acquisition	(88,262)	-
Proceeds from sale of equipment and software license	31,699	-
Acquisition of equipment and software licenses	(56,994)	(26,364)
Net cash used in investing activities	(113,557)	(826,364)

Cash flows from financing activities
Lines of credit, net	-	(92,075)
Proceeds from issuance of common stock, net	288,001	3,215,738
(Repayment of) proceeds of factor credit facility	(169,257)	169,257
Repayments of loans from officers	-	(137,000)
Repayments of note payable	(13,358)	(32,138)
Repayment of finance lease obligations	(441,991)	(418,656)
Net cash (used in) provided by financing activities	(336,605)	2,705,126

Net increase in cash	1,602,754	27,008
Cash, beginning of period	154,941	127,933
Cash, end of period	$1,757,695	$154,941

Supplemental cash flow disclosures
Interest paid	$60,024	$52,437
Non-cash financing activities
Operating lease asset obtained in exchange for operating lease obligation	$555,943	$-
Consideration for the purchase of contracts	$-	$212,335

nDivision Inc.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

1. DESCRIPTION OF BUSINESS

nDivision Inc. (“nDivision” or the “Company”) was incorporated under the laws of the state of Texas. nDivision’s registered office is located at located at 7301 N. State Highway 161, Suite 100, Irving, TX, 75039. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers (GSP). The Company operates in most states of the United States of America.

On February 13, 2018, Go2Green Landscaping, Inc., a Nevada corporation (the “Registrant”) executed an Agreement and Plan of Merger (the “Merger Agreement”) with nDivision Inc., and NDI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant (“Acquisition”) whereby Acquisition was merged with and into nDivision (the “Merger”) in consideration for Twenty Seven Million Five Hundred Thousand (27,500,000) newly-issued shares of Common Stock of the Company (the “Merger Shares”).

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

For accounting purposes, nDivision was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the Company. Accordingly, nDivision’s assets, liabilities and results of operations are the historical consolidated financial statements of the Company and the Company’s assets, liabilities and results of operations are consolidated with nDivision effective as of the date of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

On February 26, 2018, the Company executed an Asset Purchase Agreement (the “Agreement”) with Gamwell Technologies Inc., a Texas corporation (“Gamwell”). Gamwell is engaged in the business of providing managed services, VIOP telephone, security consulting and professional services to its customers.

As a result of the Agreement, nDivision acquired various managed services contracts (the “Purchased Contracts”) from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the “Cash Consideration”) to Gamwell. In addition, Gamwell received a promissory note (the “Promissory Note”) in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services. The Promissory Note was originally estimated at approximately $191,177 based on the closing monthly recurring revenue. Gamwell also received warrants (the “Warrants”) to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the Company as of the agreement date. The Warrants were valued at approximately $21,158. The consideration for the contracts purchased was approximately $1,012,335. The Cash Consideration, Promissory Note and Warrants shall be defined as the “Purchase Price” and can be adjusted after one year, based on the newly calculated monthly recurring revenue.

The Company calculated an approximate 3% decline in the purchased contracts monthly recurring revenue and recognized a gain in contingent consideration of $30,757 and reduced the loan $30,757.

Since February 13, 2018, the Company has sold 9,336,625 shares of the Registrant’s common shares at approximately $0.375 - $0.45 per share for $3,503,738. There were no material fees paid in association with these shares being sold.

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

During the fiscal year ended December 31, 2019, the Company sold 745,778 shares of common stock at a price of approximately $0.37 - $0.45 per share for $288,000.

The Company has entered into a factoring agreement to provide short term working capital. The Company receives 90% of the factored receivables for a fee of 1.9% of the factored invoice. As of March 24, 2020, the Company has no factored invoices.

Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand, expected cash flow from operations and short-term debt from the factoring of receivables. With the prepayment of annual services from two customers, the current monthly recurring revenue and the existing cash on hand, management believes the expected cash flow from operations and cash on hand will be sufficient to finance operations over the next twelve months from the date of this report.

3. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Reclass

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported assets, liabilities, or net loss. The Company reclassed approximately $2,337,164 from selling, general and administrative expense to service costs in 2018.

Revenue Recognition

Topic ASC 606 is effective as of the annual reporting period beginning after December 15, 2017 using either of two methods: (1) retrospective application of Topic ASC 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic ASC 606 or (2) retrospective application of Topic ASC 606 with the cumulative effect of initially applying Topic ASC 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic ASC 606. The Company adopted Topic ASC 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

For revenue recognition arrangements that we determine are within the scope of Topic ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company recognizes revenue upon completion of our performance obligations or expiration of the contractual time to use services such as professional service hours purchased in bulk for a given time period. Any early termination fees are recognized in the period the contract is terminated and the termination invoice is paid.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company’s cash balances are primarily maintained at two separate banks. Balances are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that a $10,000 and $0 allowance was required for the fiscal years ended December 31, 2019 and 2018, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the years ended December 31, 2019 and December 31, 2018.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 2,585,177 and 2,582,667 of common stock equivalents excluded for the fiscal years ended December 31, 2019 and 2018, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $92,144 and $12,540 for the fiscal years ended December 31, 2019 and 2018, respectively and is included in selling, general and administrative expenses.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2019, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

4. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Recently Adopted

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. The Company recognized right-of-use assets and a corresponding liability of $555,943 for an operating lease with a term in excess of 12 months.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard became effective in the first quarter of fiscal year 2019. The adoption of this standard does not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future consolidated financial statements.

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	December 31, 2019	December 31, 2018

Equipment and software	$489,151	$1,124,245
Software licenses	868,041	966,754
	1,357,192	2,090,999
Less - Accumulated depreciation and amortization	(1,147,188)	(1,593,166)
	$210,004	$497,833

During the year ended December 31, 2019, the Company disposed of $790,803 of equipment and software and related accumulated depreciation of $754,570, for proceeds of $31,699 which resulted in a gain $4,533.

Depreciation and amortization expense related to owned assets for the fiscal years ended December 31, 2019 and 2018 was approximately $31,614 and $40,698 respectively.

Depreciation and amortization expense related to leased assets for the fiscal years ended December 31, 2019 and 2018 was approximately $276,505 and $375,444, respectively.

6. INTANGIBLE ASSETS

Intangible Assets

As of December 31, 2019

	Useful Life	Cost	Accumulated Amortization	Net Book Value

Service Contracts	5	$1,012,335	$354,464	$657,871

There was approximately $202,551 of amortization expense for the fiscal year ended December 31, 2019. There was approximately $151,913 of amortization expense for the fiscal year ended December 31, 2018. Service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next four years, annual amortization expense for these finite life intangible assets will total approximately $657,871, as follows: fiscal 2020 - $202,551, fiscal 2021- $202,551, fiscal 2022- $202,551, fiscal 2023 - $50,218.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on several factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable, as of December 31, 2019, the Company has not recorded any impairments.

7. ACCRUED LIABILITIES

	December 31,	December 31,
	2019	2018
Accrued compensation	$128,942	$156,139
Accrued sales tax	140,683	149,821
Accrued franchise tax	5,000	35,000
Accrued professional fees and other payables	204,456	197,823
Total accrued liabilities	$479,081	$538,783

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The receivables under factoring arrangements are recorded within accounts receivable and factoring credit facility. The balance of the accounts receivable amount factored, and the related factor payable are $0 and $169,257 as of December 31, 2019 and 2018, respectively. The Company has recognized $24,676 and $19,011 in interest expense related to these arrangements for the fiscal year ended December 31, 2019 and 2018, respectively.

9. NOTES PAYABLE

	December 31,	December 31,
	2019	2018
The Company obtained an $85,670 promissory note with a maturity date of June 30, 2019, an interest rate of 6%, which is repayable in monthly installments of principal and interest of $2,270. The note is unsecured. The note has been fully repaid as of December 31, 2019.	$-	$13,358

10. LEASE OBLIGATIONS

Finance Lease Obligations

The Company finances certain property and equipment using finance leases. These leases range from one to five years. The finance lease obligations represent the present value of the minimum lease payments, net of imputed interest. The finance lease obligations are secured by the underlying leased assets. Leases are payable in monthly installments ranging from $225 to $15,530 including interest, ranging from 3.6% to 55.9% per annum.

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended
2020	$140,905
2021	20,701
2022	4,082
Total	165,688
Less: interest	(9,150)
Present value of net minimum lease payments	156,538
Short term	129,532
Long term total	$27,006

Lease payments for the years ended December 31, 2019 and 2018 aggregated approximately $494,691 and $650,620, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $125,553 and $450,834 as of December 31, 2019 and December 31, 2018, respectively.

Operating Lease

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option will result in an economic penalty. All of the Company’s real estate leases are classified as operating leases.

Most real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional four to five years. The exercise of lease renewal options is at the Company’s discretion. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

During September 2019, the Company entered into a new lease for a Texas facility that commenced on October 1, 2019 and recorded a right of use asset and corresponding lease liability. Lease expense was $30,945 for the year ended December 31, 2019. Lease expense for the year ended December 31, 2019 includes $63,497 related to month to month lease expense and leases that expire in one year or less.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2019 are:

Weighted average remaining lease term	59 Months
Weighted average incremental borrowing rate	5.0%

For the year ended December 31, 2019, the components of lease expense, included in general and administrative expenses and interest expense in the consolidated statements of operations income, are as follows:

Operating lease cost:
Operating lease cost	$23,000
Finance lease cost:
Amortization of ROU assets	$446,877
Interest expense	30,938
Total lease cost	$500,812

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2019:

2020	$124,452
2021	127,143
2022	129,841
2023	131,859
2024	98,894
Total undiscounted future minimum lease payments	612,189
Less: Imputed interest	(75,435)
Present value of operating lease obligation	536,754

The Company has one leased facility which is office, manufacturing and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component.

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

The following table reflects the stock options for year ended December 31, 2019 and 2018:

A summary of stock option activity is as follows:

	2019	2018

Number of options outstanding:
Beginning of year	$5,901,678	$752,062
Granted	1,325,000	6,405,314
Exercised, converted	-	-
Forfeited / exchanged / modification	(287,500)	(1,225,699)

End of year	6,939,178	5,937,677

Number of options exercisable at end of year	3,507,661	1,541,660
Number of options available for grant at end of year	1,060,822	2,098,323

Weighted average option prices per share:
Granted during the year	$0.61	$0.38
Exercised during the year	-	-
Terminated during the year	0.38	0.13
Outstanding at end of year	0.45	0.38
Exercisable at end of year	$0.39	$0.38

Stock-based compensation expense attributable to stock options was $566,019 for the year ended December 31, 2019. As of December 31, 2019, there was approximately $951,932 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

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

The Company issued approximately 2,200,000 warrants related to three consulting agreements during the year ended December 31, 2018 and did not issue any warrants during the year ended December 31, 2019. The fair value of the warrants granted was approximately $61,780 for the year ended December 31, 2018. The compensation was recognized as stock compensation expense in the year ended December 31, 2018 as the warrants are immediately exercisable, regardless of the service period of the consulting agreements. This estimate was made using the Black-Scholes option pricing model using the weighted average assumptions detailed above. All of these warrants have since expired. The only warrants remaining are related to the Gamwell contract acquisition. The warrant can be exercised for 122,752 of the Company’s common stock at an exercise price of $0.375 per share and expire April 23, 2028.

12. COMMON STOCK

During the years ended December 31, 2018 and December 31, 2019, the Company issued the following stock:

2018

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

2019

Issued approximately 745,778 shares of common stock and received $288,001 with no material fees.

13. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent approximately $90,000 for the year ended December 31, 2019 and approximately $55,000 for the year ended December 31, 2018. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

14. COMMITMENTS

Contract Purchase Price Adjustment

On the one-year anniversary of the Closing Date for the Gamwell contract purchase, nDivision will calculate (using the same methods and procedures used to calculate the aggregate monthly recurring revenue from the Purchased Contracts calculated on the Closing Date (the “Closing MRR”) the monthly recurring revenue for the Purchased Contracts that are still active or that have renewed their contract term (the “Anniversary MRR”), plus any monthly recurring revenue from new managed service contracts that are being invoiced at the one year anniversary of the Closing Date (the “New MRR”) (Anniversary MRR plus New MRR is referred to herein as the “Total MRR”). The Cash Consideration, the amount due under the Promissory Note and the number of shares issuable pursuant to the Warrants shall be adjusted as follows: (x) the Cash Consideration shall be decreased on the Closing Date, by the amount of Customer Prepayments, as defined in the agreement, if any; (y) the principal balance of the Promissory Note shall be decreased by an amount equal to the product of the MRR Percentage Decrease, as defined in the Agreement, multiplied by the Multiple Price, as defined in the Agreement, and (z) the Warrant Percentage shall be decreased by the MRR Percentage Decrease, if any. For clarity, the Purchase Price shall not be adjusted upward for any increase in monthly recurring revenue after Closing.

The Cash Consideration, Promissory Note and Warrants shall be defined as the “Purchase Price” and can be adjusted after one year, based on the newly calculated monthly recurring revenue. The Company calculated an approximate 3% decline in the purchased contracts monthly recurring revenue and recognized a gain in contingent consideration of $30,757 and reduced the loan $30,757.

15. SIGNIFICANT CUSTOMERS

The Company had significant customers in each of the years presented. A significant customer is defined as one that makes up ten percent or more of total revenues in a particular quarter or ten-percent of outstanding accounts receivable balance as of the year end.

Net revenues for the years ended December 31, 2019 and 2018 include revenues from significant customers as follows:

	Year Ended December 31,
	2019	2018
Customer A	44%	42%
Customer B	2%	10%
Customer C	6%	0%

Accounts receivable balances as of December 31, 2019 and 2018 from significant customers are as follows:

	December 31,	December 31,
	2019	2018
Customer A	75%	74%
Customer B	0%	8%
Customer D	17%	0%

16. INCOME TAXES

Year Ended December 31,
	2019	2018
Current expense (benefit):
Federal	$-	$-
State	-	-
Total current expense (benefit):	-	-

Deferred expense (benefit):
Federal	-	-
State	-	-
Total deferred expense (benefit):	-	-

Total income tax expense (benefit):	$-	$-

A reconciliation of the Company’s tax provision for (benefit from) income taxes as computed by applying the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Income at US Statutory Rate	$(211,240)	$(515,830)
Change in tax law	-	340,826
State taxes, net of Federal benefit	-	(52,000)
Valuation allowance	211,240	227,004
	$0	$0

The net deferred income tax asset balance related to the following:

	Years Ended December 31,
	2019	2018

Net Operating Losses	$1,032,904	$974,283
Stock Options	250,182	131,318
Other	204	4,770
Total Deferred tax assets	$1,283,326	$1,110,371
Depreciation	(12,015)	(40,376)
Total deferred tax liability	$(12,015)	$(40,376)
Deferred tax asset (liability)	$1,271,311	$1,069,995
Valuation allowance	(1,271,311)	(1,069,995)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $4,628,700, which begin to expire in 2034.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2019 and 2018, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. The Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2019 and 2018.

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

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2019, and 2018 we have not recorded any uncertain tax positions in our financial statements.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2019, and 2018, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2014, to the present. Earlier years may be examined to the extent that the net operating loss carryforwards from those earlier years are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

17. SUBSEQUENT EVENT

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management’s Remediation Plan

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

(ii)

We will attempt to implement the remediation efforts set out herein by the end of the 2021 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Hixon	President, Chief Executive Officer, Director	59	June 2011
Brad Wiggins	Chief Administrative Officer	44	June 2011
Justin Roby	Chief Technology Officer, Director	37	June 2011
Michael Beavers	Chief Commercial Officer, Director	37	June 2011
Andrew Norstrud	Chief Financial Officer	46	January 2019
Larry King	Director	65	November 2017
Sean McIlrath	Director	43	November 2017
Philip Keith Morrow	Director	60	May 2019

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Alan Hixon, 59, Chief Executive Officer, Director. Mr. Hixon has over 35 years of experience in the information technology industry. Mr. Hixon has been the Chief Executive Officer of nDivision Inc. since June of 2011. Mr. Hixon led the Company to be a leading managed services and professional services partner for several large companies. nDivision Inc. provides managed services and help desk services to several national and international customers and supports customers in 45 countries on six continents. Mr. Hixon graduated from Salvatorian College.

Brad Wiggins, 44, Chief Administrative Officer. Mr. Wiggins has over 15 years of experience in the information technology and engineering industries. Mr. Wiggins has been a director of nDivision Inc. since June of 2011. As Chief Solutions Architect for nDivision, Mr. Wiggins built a reseller business which generated cash flow to fund nDivision Inc.’s growth. Mr. Wiggins then assumed the role of Chief Administrative Officer and was responsible for non-technical business processes. Mr. Wiggins attended the School of Mechanical/Aerospace Engineering at the University of Texas Arlington.

Justin Roby, 37, Chief Technology Officer, Director. Mr. Roby has worked in the software, and information technology industries for over 15 years. Mr. Roby has served as Chief Technology Officer and as a director of nDivision Inc. since June of 2011. Mr. Roby was responsible for handling advanced technologies to gain a competitive advantage in the information technology services industry. Mr. Roby also utilized sophisticated technology to improve nDivision Inc.’s internal processes, reduce human labor, improve accuracy and increase efficiencies.

Michael Beavers, 37, Chief Commercial Officer, Director. Mr. Roby has over 10 years of experience in the information technology industry. Mr. Beavers worked for nDivision Inc. since 2012 and has served as a director since June of 2011. While working for nDivision Inc., Mr. Beavers played a lead role in hiring long tenured and key employees as well as developing the current capabilities and standards delivered to nDivision Inc.’s customers.

Andrew J. Norstrud, 46, Chief Financial Officer. Mr. Norstrud joined nDivision in January of 2019, however, has been consulting with nDivsion’s management team and accounting department since March of 2018. Prior to joining nDivision, Mr. Norstrud served as the Chief Financial Officer for Gee Group Inc. from April 1, 2015 until June 15, 2018. Mr. Norstrud joined the Company in March 2013 as CFO and served as CEO and CFO from March 7, 2014 until April 1, 2015. Mr. Norstrud served as a director of GEE Group Inc. from March 7, 2014 until August 16, 2017. Prior to GEE Group Inc., Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc. (XPO Logistics), and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. Mr. Norstrud is a Florida licensed Certified Public Accountant.

Larry King, 65, Director. From June 2009 through June 2015, Mr. King was a Partner at BKD, LLP, and was responsible for management, marketing, branding, client service as well as all phases of integration and assimilation of the firm’s Dallas, TX and Waco, TX offices. From June 2015 through present, Mr. King has been an executive officer of WhamTech, Inc. From March 2015 through present, Mr. King has been the founder and managing partner of King Strategy, LLC. Mr. King has served on the advisory board, or the board of directors, for over fifteen companies, and is currently serving on the advisory boards of BlockQAI, LLC, Amegy Bank-Dallas, Dallas 100 and TeXchange-Dallas. Mr. King is a Certified Public Accountant and a Chartered Global Management Accountant and received a Bachelor of Science in Accounting and Operations Research from Babson College.

Sean McIlrath, 43, Director. From January 2013 through October 2013, Mr. McIlrath served as Area Vice President of Finance and Retail Vertical Sales for Verizon Corp., where he was responsible for managing recurring revenue from new and existing clients and handled issues between business strategy and information technology. From October 2013 through present, Mr. McIlrath has served as the Vice President and General Manager for IPsoft, and was responsible for customer relationships, sales, and automation for the company’s south region.

Philip Keith Morrow, 60, Director. Mr. Morrow, is currently a technology executive at Epsilon, an all-encompassing global marketing innovator with over 8,000 employees and generating more than $2.1 billion in revenue. The firm provides a broad range of marketing services spanning database marketing, direct mail, email marketing, web development, loyalty programs, analytics, data services, strategic consulting and creative services. In his role, Mr. Morrow acts as a trusted advisor to the Executive Leadership Team and implements innovative, transformative technology solutions that provide the company a competitive advantage over their peers. In addition, he is responsible for all Information Technology (IT), Cyber Security, and Technology Compliance, as well as the integration of new game-changing technology into the company. He currently serves on the advisory board of Technology Spa, an early stage technology company focused on Cloud Strategy, Governance, and DevOps as a Service. In his previous role as EVP Shared Service & Global CIO for Epsilon, he was responsible for creating and implementing the company’s IT strategy to deliver operational excellence across Epsilon’s data centers and network, as well as managing the production support functions. Morrow was integral in the design, development and successful launch of Epsilon’s digital product offerings, including Agility Harmony, a cloud-based, omni-channel marketing and analytics platform recognized as one of the top 13 most significant technologies in the space. Mr. Morrow previously founded an effectiveness consultancy, K. Morrow Associates, and prior to that was the EVP/CIO at Blockbuster Inc. and 7-Eleven, Inc. While in those roles, he was named to CIO Magazine’s CIO 100 for three consecutive years and was inducted into the CIO Hall of Fame by the CIO Magazine in 2008.

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

Code of Ethics

The Company has adapted a Code of Business Conduct which is filed on form 8-K on October 22, 2019 as exhibit 14.2.

Board and Committee Meetings

Our board of directors held eleven formal meetings and executed eleven consents during the year ended December 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee met one time during the year ended December 31, 2019.

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

Shareholders may contact the Nominating Committee to make such recommendations by writing in care of the Secretary of the Company, at located at 7301 N. State Highway 161, Suite 100, Irving, TX, 75039. Submissions must be in accordance with the Company’s By-Laws and include: (a) a statement that the writer is a shareholder and is proposing a candidate for consideration by the Nominating Committee; (b) the name, address and number of shares beneficially owned by the shareholder; (c) the name, address and contact information of the candidate being recommended; (d) a description of the qualifications and business experience of the candidate; (e) a statement detailing any relationships between the candidate and the Company and any relationships or understandings between the candidate and the proposing shareholder; and (f) the written consent of the candidate that the candidate is willing to serve as a director if nominated and elected.

The Nominating Committee is presently composed of three non-employee, independent directors: Philip Keith Morrow (Chairman), Sean McIlrath and Larry King.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met four times during the year ended December 31, 2019.

The Audit Committee is presently composed of three non-employee, independent directors: Larry King (Chairman), Sean McIlrath, and Philip Keith Morrow. The Board of Directors has determined that Larry King is considered an “audit committee financial expert” as defined by rules of the SEC. The Board of Directors has determined that each audit committee financial expert meets the independence criteria.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants but has not done so. The Compensation Committee met three times during the year ended December 31, 2019.

The Compensation Committee is presently composed of three non-employee, independent directors: Sean McIlrath (Chairman), Philip Keith Morrow and Larry King.

The Compensation Committee also has the responsibility to make recommendations to the Board of Directors regarding the compensation of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers;

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Hixon	2019	$173,233	-	-	$0	-	-	-	$173,233
President, CEO,and Director	2018	$126,767	-	-	$304,000	-	-	-	$430,767
Andrew Norstrud,	2019	$90,000			$0				$90,000
Chief Financial Officer	2018	$55,000			$71,000				$126,000
Brad Wiggins,	2019	$172,233	-	-	$0	-	-	-	$172,233
Chief Administrative Officer	2078	$127,112	-	-	$114,000	-	-	-	$241,112
Justin Roby,	2019	$172,333	-	-	$0	-	-	-	$172,333
Chief Technology Officer	2018	$115.555	$9,453	-	$142,500	-	-	-	$267,508
Michael Beavers,	2019	$151,200	-	-	$0	-	-	-	$151,200
Chief Communications Officer	2018	$147,169	$10,000	$173,899	$244,330	-	-	-	$575,398

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

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of December 31, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Alan Hixon President,	977,778	622,222		$0.375	2/13/2028
CEO, and Director
Andrew Norstrud,	175,000	125,000		$0.375	3/9/2028
Chief Financial Officer	8,889	11,111		$0.625	8/22/2028
Brad Wiggins,	366,667	233,333		$0.375	2/13/2028	-	-	-	-
Chief Administrative Officer
Justin Roby,	458,333	291,667		$0.375	2/13/2028
Chief Technology Officer
Michael Beavers,	488,889	311,111		$0.375	2/13/2028
Chief Communications Officer
Larry King, Director	156,250	68,750		$0.375	2/13/2028
Sean McIlrath, Director	156,250	68,750		$0.375	2/13/2028
Philip Keith Morrow, Director	40,625	184,375		$0.49	5/13/2029

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2019 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2020 certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Alan Hixon 4925 Greenville Ave., Suite 200 Dallas TX 75206	8,836,319	(2)	20.82%
Brad Wiggins 4925 Greenville Ave., Suite 200 Dallas TX 75206	8,086,319	(3)	19.39%
Justin Roby 4925 Greenville Ave., Suite 200 Dallas TX 75206	8,198,819	(4)	19.61%
Michael Beavers 4925 Greenville Ave., Suite 200 Dallas TX 75206	1,895,861	(5)	4.56%
Andrew Norstrud 4925 Greenville Ave., Suite 200 Dallas TX 75206	328,333	(6)	0.79%
Dennis Cagan 4925 Greenville Ave., Suite 200 Dallas TX 75206	175,000	(7)	0.42%
Larry King 4925 Greenville Ave., Suite 200 Dallas TX 75206	187,500	(8)	0.45%
Sean McIlrath 4925 Greenville Ave., Suite 200 Dallas TX 75206	187,500	(9)	0.45%
Philip Keith Marrow 4925 Greenville Ave., Suite 200 Dallas TX 75206	71,875	(10)	0.17%
Directors and Executive Officers as a Group	27,792,526		61.90%
Nuwa Group, LLC 1415 Oakland Blvd, Suite 219 Walnut Creek, CA 94596	2,711,402	(11)	6.57%

__________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 24, 2020. As of March 24, 2020, there were 41,249,713 shares of our company’s common stock issued and outstanding.

(2)

Represents (i) 7,636,319 shares of common stock and (ii) 1,200,000 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 400,000 shares issuable upon vesting and exercise of remaining stock option.

(3)

Represents (i) 7,636,319 shares of common stock and (ii) 450,000 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 150,000 shares issuable upon vesting and exercise of remaining stock option.

(4)

Represents (i) 7,636,319 shares of common stock and (ii) 562,500 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 187,500 shares issuable upon vesting and exercise of remaining stock option.

(5)

Represents (i) 1,133,878 shares of common stock and (ii) 761,983 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 523,965 shares issuable upon vesting and exercise of remaining stock option.

(6)

Represents (i) 100,000 shares of common stock and (ii) 228,333 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 91,667 shares issuable upon vesting and exercise of remaining stock option.

(7)	Represents (i) 175,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.
(8)

Represents (i) 187,500 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 37,500 shares issuable upon vesting and exercise of remaining stock option.

(9)

Represents (i) 187,500 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 37,500 shares issuable upon vesting and exercise of remaining stock option.

(10)

Represents (i) 71,875 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 153,125 shares issuable upon vesting and exercise of remaining stock option.

(11)	Represents (i) 2,711,402 shares of common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended December 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The Board of Directors has determined that Larry King, Philip Keith Morrow and Seth McIlrath are independent directors under the listing standards.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2019 and for fiscal year ended December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Audit Fees	$88,000	$84,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$88,000	$84,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.2	Amended Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.3	Bylaws (Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019)

14.1	Whistle Blower Policy (Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019)
14.2	Code of Business Conduct (Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019)

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 _______

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NDIVISION INC.
(Registrant)

Dated: March 25, 2020	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 25, 2020	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2020	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 25, 2020	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 25, 2020	/s/ Brad Wiggins
Brad Wiggins
Chief Administrative Officer, Director

Dated: March 25, 2020	/s/ Justin Roby
Justin Roby
Chief Technology Officer, Director

Dated: March 25, 2020	/s/ Michael Beavers
Michael Beavers
Chief Commercial Officer, Director

Dated: March 25, 2020	/s/ Philip Keith Marrow
Philip Keith Marrow
Director

Dated: March 25, 2020	/s/ Larry King
Larry King
Director

Dated: March 25, 2020	/s/ Sean McIlrath
Sean McIlrath
Director

