Form 10-Q
period 2020-03-31
nDivision Inc.
filed 2020-05-12
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2020

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 333-212446

NDIVISION INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5133966
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7301 N. State Highway 161, Suite 100, Irving TX	75039
(Address of principal executive offices)	(Zip Code)

(214) 785-6355
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

41,249,783 common shares issued and outstanding as of May 11, 2020.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION, INC.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended March 31, 2020

NDIVISION INC
CONDENSED CONSOLDIATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets
Cash	$1,478,934	$1,757,695
Accounts receivable, net (allowance for doubtful accounts was $1,810 at March 31, 2020 and $10,000 at December 31, 2019)	482,042	548,825
Prepaid expenses	129,731	107,428
Total current assets	2,090,707	2,413,948

Equipment and software licenses - at cost, less accumulated
depreciation and amortization	266,112	210,004

Other assets
Intangible asset, less accumulated amortization	607,233	657,871
Right-of-use asset	520,883	542,975
Total other assets	1,128,116	1,200,846

Total assets	$3,484,935	$3,824,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$182,216	$137,582
Accrued liabilities	435,633	479,081
Deferred revenue	1,581,464	1,977,825
Current portion of acquisition note payable	57,492	57,492
Current portion of operating lease payable	124,452	124,452
Current portion of finance lease obligations	104,264	129,532
Total current liabilities	2,485,521	2,905,964

Acquisition note payable	2,253	14,666
Operating lease payable, net of current portion	402,238	412,302
Finance lease obligations, net of current portion	103,528	27,006
Total long-term liabilities	508,019	453,974

Commitments

Stockholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 41,249,783 and 41,249,783 shares issued and outstanding, respectively	41,250	41,250
Additional paid in capital	6,183,564	6,037,767
Accumulated deficit	(5,733,419)	(5,614,157)
Total stockholders' equity	491,395	464,860
Total liabilities and stockholders' equity	$3,484,935	$3,824,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2020	2019

Service revenue, net	1,666,890	1,455,927

Service costs	1,020,152	914,598
Gross profit	646,738	541,329

Operating expenses
Selling, general and administrative expenses	735,953	718,262
Change in contingent consideration	-	(30,757)
	735,953	687,505

Loss from operations	(89,215)	(146,176)

Other expense
Interest expense	(30,047)	(18,896)
Other expense	(30,047)	(18,896)

Net loss before income tax	(119,262)	(165,072)

Income tax expense	-	-

Net loss	(119,262)	(165,072)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	41,249,783	40,578,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

					Total
	Common Stock	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	Par	In Capital	Deficit	Equity
2020

Balance, December 31, 2019	41,249,783	$41,250	$6,037,767	$(5,614,157)	$464,860

Amortization of stock options	-	-	145,797	-	145,797

Net loss	-	-	-	(119,262)	(119,262)

Balance, March 31, 2020	41,249,783	$41,250	$6,183,564	$(5,733,419)	$491,395

2019

Balance, December 31, 2018	40,504,005	$40,504	$5,184,493	$(4,633,932)	$591,065

Amortization of stock options	-	-	114,321	-	114,321

Common stock issued for cash, net	101,334	101	37,899	-	38,000

Net loss	-	-	-	(165,072)	(165,072)

Balance, March 31, 2019	40,605,339	$40,605	$5,336,713	$(4,799,004)	$578,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(119,262)	$(165,072)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	113,239	135,411
Provision for doubtful accounts	(8,190)	5,000
Non-cash lease expense	22,092	-
Stock based compensation	145,797	114,321
Change in contingent consideration	-	(30,757)
Changes in assets and liabilities
Accounts receivable	74,973	(144,728)
Prepaid expenses	(22,303)	(32,770)
Change in operating lease liability	(10,064)	-
Accounts payable and accrued liabilities	1,186	(12,595)
Deferred revenue	(396,361)	239,284
Net cash (used in) provided by operating activities	(198,893)	108,094

Cash flows from investing activities
Repayment of debt related to acquisition	(12,413)	-
Acquisition of equipment and software licenses	(2,741)	(2,381)
Net cash used in investing activities	(15,154)	(2,381)

Cash flows from financing activities
Proceeds from issuance of common stock, net	-	38,000
Repayment of factor credit facility	-	(50,943)
Repayments of note payable	-	(6,641)
Repayment of finance lease obligations	(64,714)	(150,271)
Net cash used in financing activities	(64,714)	(169,855)

Net Decrease in cash	(278,761)	(64,142)
Cash, beginning of period	1,757,695	154,941
Cash, end of period	$1,478,934	$90,799

Supplemental cash flow disclosures
Interest paid	$6,278	$11,724
Non-cash financing activities
Purchase of equipment under capital lease	$115,968	$49,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

nDivision Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

nDivision Inc ("nDivision" or the "Company") was incorporated under the laws of the state of Texas. nDivision's registered office is located at 7301 N. State Highway 161, Suite 100, Irving, TX, 75039. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers (GSP).  The Company operates in most states of the United States of America.

2. LIQUIDITY

The Company has experienced significant losses and negative cash flows from operations in the past. Management has secured new managed services contracts, implemented a strategy which includes cost reduction efforts, as well as identifying strategic acquisitions to improve the overall profitability and cash flows of the Company.

The Company has entered into a factoring agreement to provide short term working capital. The Company receives 90% of the factored receivables for a fee of 1.9% of the factored invoice. As of May 12, 2020, the Company has no factored invoices.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed on March 25, 2020 from which the accompanying December 31, 2019 numbers are derived.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, nDivision Service, Inc. (incorporated in the state of Texas). All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these unaudited condensed consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Reclass

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported assets, liabilities, or net loss. The Company reclassed approximately $638,739 from selling, general and administrative expense to service costs for the three months ended March 31, 2019.

Revenue Recognition

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

The Company recognizes revenue upon completion of our performance obligations or expiration of the contractual time to use services such as managed services and professional service hours purchased in bulk for a given time period. Any early termination fees are recognized in the period the contract is terminated and the termination invoice is paid.

The Company has elected the following practical expedients in applying ASC 606:

Unsatisfied Performance Obligations - all performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption provided in ASC 606 and therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Contract Costs - all incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Sales Tax Exclusion from the Transaction Price - the Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.

Cash and Cash Equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company’s cash balances are primarily maintained at two separate banks. Balances are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable

Accounts receivable are stated at the amount’s management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $1,810 and $10,000 as of March 31, 2020 and December 31, 2019, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three months ended March 31, 2020 and 2019.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivable. See Note 13 for significant customer concentration disclosure.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 6,949,000 and 9,101,677 of common stock equivalents excluded for the three months ended March 31, 2020 and the three months ended 2019, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $5,091 and $23,773 for the three months ended March 31, 2020 and 2019, respectively and is included in selling, general and administrative expenses.

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

Leases

The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use ("ROU") assets are included in right-of-use assets on the unaudited condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liabilities and operating lease liabilities, net of current portion, respectively on the unaudited condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2020, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	March 31,	December 31,
	2020	2019
Equipment and software	$607,859	$489,151
Software licenses	868,041	868,041
	1,475,900	1,357,192
Less - accumulated depreciation and amortization	(1,209,788)	(1,147,188)
	$266,112	$210,004

Depreciation and amortization expense related to assets for the three months ended March 31, 2020 and 2019 was approximately $62,601 and $84,773, respectively.

Included in the above paragraph is depreciation and amortization expense related to leased assets for the three months ended March 31, 2020 and 2019 was approximately $43,562 and $74,736, respectively.

6. INTANGIBLE ASSETS

Intangible Assets

As of March 31, 2020

	Useful Life	Cost	Accumulated Amortization	Net Book Value

Service Contracts	5	$1,012,335	$405,102	$607,233

There was approximately $50,638 of amortization expense for the three month period ended March 31, 2020 and 2019. Service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next four fiscal years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $607,233 as follows: fiscal 2020 - $151,913, fiscal 2021 - $202,551, fiscal 2022 - $202,551, fiscal 2023- $50,218.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.  As of March 31, 2020, the Company has not recorded any impairments.

7. ACCRUED LIABILITIES

	March 31,	December 31,
	2020	2019
Accrued compensation	$129,637	$128,942
Accrued sales tax	114,816	140,683
Accrued franchise tax	6,250	5,000
Accrued professional fees and other payables	184,930	204,456
Total accrued liabilities	$435,633	$479,081

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional. 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The receivables under factoring arrangements are recorded within accounts receivable and factoring credit facility. The Company has recognized $0 and $4,464 in interest expense related to these arrangements for the three months ended March 31, 2020 and 2019, respectively.

9. LEASE OBLIGATIONS

Finance Lease Obligations

The Company finances certain property and equipment using finance leases. These leases range from one to five years. The finance lease obligations represent the present value of the minimum lease payments, net of imputed interest. The finance lease obligations are secured by the underlying leased assets. Leases are payable in monthly installments ranging from $225 to $10,813 including interest, ranging from 3.6% to 13.2% per annum.

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended
Remainder of 2020	$100,296
2021	55,866
2022	39,846
2023	20,262
2024	11,722

Total	227,992
Less: interest	(20,200)
Present value of net minimum lease payments	207,792

Short term	104,264
Long term total	$103,528

Lease payments for the three months ended March 31, 2020 and 2019 aggregated approximately $69,745 and $167,577, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $197,957 and $125,553 as of March 31, 2020 and December 31, 2019, respectively.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2020 are:

Weighted average remaining lease term	56 Months
Weighted average incremental borrowing rate	5.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the unaudited condensed consolidated balance sheet as of March 31, 2020:

Remainder of 2020	$93,507
2021	127,143
2022	129,841
2023	131,859
2024	98,894
Total undiscounted future minimum lease payments	581,244
Less: Imputed interest	(54,554)
Present value of operating lease obligation	526,690

The Company has one leased facility which is office, manufacturing and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component.

For the three months ended and the year ended March 31, 2020, the components of lease expense, included in cost of services and general and administrative expenses and the related interest expense in the consolidated statements of operations income, are as follows:

Operating lease cost:
Operating lease cost	$31,119
Finance lease cost:
Amortization of financed lease assets	$43,562
Interest expense	3,997
Total lease cost	$47,559

10. STOCK BASED COMPENSATION

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

The following table reflects the stock options for the three months ended March 31, 2020:

A summary of stock option activity is as follows:

Number of options outstanding:
Beginning of year	6,939,178
Granted	-
Exercised, converted	-
Forfeited	(112,501)

March 31, 2020	6,826,677

Number of options exercisable at end of period	4,287,759
Number of options available for grant at end of period	1,173,324

Weighted average option prices per share:
Granted during the period	$-
Exercised during the period	-
Forfeited during the period	$0.38
Outstanding at end of the period	$0.45
Exercisable at end of period	$0.39

Stock-based compensation expense attributable to stock options was $145,797 for the period ended March 31, 2020. As of March 31, 2020, there was approximately $801,672 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

The Company did not issue any options or warrants during the period ended March 31, 2020. The only warrants remaining are related to the Gamwell contract acquisition. The warrant can be exercised for 122,752 of the Company’s common stock at an exercise price of $0.375 per share and expires April 23, 2028.

11. COMMON STOCK

During the three months ended March 31, 2020 and 2019, the Company issued the following stock:

2020

None.

2019

Issued 101,334 shares of common stock and received $38,000 with no material fees.

12. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent approximately $22,500 for the three-month period ended March 31, 2020. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

13. SIGNIFICANT CUSTOMERS

The Company had significant customers in each of the quarters presented. A significant customer is defined as one that makes up ten percent or more of total revenues in a particular quarter or ten percent of outstanding accounts receivable balance as of end of the period.

Net revenues for the three months ended March 31, 2020 and 2019 include revenues from significant customers as follows:

	March 31,
	2020	2019
Customer A	40%	46%
Customer B	0%	4%
Customer C	32%	0%

Accounts receivable balances as of March 31, 2020 and December 31, 2019 from significant customers are as follows:

	March 31,	December 31,
	2020	2019
Customer A	91%	75%
Customer D	0%	17%

14. SUBSEQUENT EVENTS

On May 2, 2020, the Company entered into a Paycheck Protection Program loan for $710,500 in connection with COVID-19. The promissory note has a fixed payment schedule, commencing seven months following the funding of the note and consisting of seventeen monthly payments of principal and interest, with the principal component of each payment based upon the level of amortization of principal over a two year period from the funding date. A final payment for the unpaid principal and accrued interest will be payable no later than May 2, 2022. The note will bear interest at a rate of 1.00% per annum, and is deferred for the first six months of the loan. Certain portions of the loan may qualify for loan forgiveness based on the terms of the program.

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

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended March 31, 2020 and 2019, which are included herein.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	March 31,
	2020	2019	Change
Revenue	$1,666,890	$1,455,927	$210,963
Cost of revenue	1,020,152	914,598	105,554
Selling, general and administrative expenses	735,953	718,262	17,691
Net loss	$(119,262)	$(165,072)	$(45,810)

Revenues increased by $210,963 or 14% compared with the same period last year. Approximately $615,225 was from new customers. This was offset by approximately $212,450 loss of customers and a decrease of approximately $210,960 of non-recurring revenue. The loss of customers were non-renewed contracts and the non-recurring revenue primarily related to higher implementation fees for new contracts in 2019. The Company completed the implementation of a significant customer in the fourth quarter of 2019; the estimated monthly recurring revenue of this contract is approximately $160,000.

Cost of revenue increased by $105,554 or 12% compared with the same period last year. The increase was related to the addition of two employees in the fourth quarter of 2019 to support recurring contracts and additional direct expenses incurred. This was offset by the negotiated reduction or elimination of certain contracted services used to generate these revenues.

Operating expenses increased by $17,691 or 2% compared with the same period last year. The primary difference was the $30,757 change in contingent consideration related to the acquisition of Gamwell customer contracts. The Company’s management is continuing to control operating expenses while also implementing management growth strategies.

The Company incurred a net loss of $119,262 and $165,072 for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease in the net loss is primarily related to an increase in revenue.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2020	As at December 31, 2019
Current assets	$2,090,707	$2,413,948
Current liabilities	$2,485,521	$2,905,964
Working capital	$(394,814)	$(492,016)

Cash Flows

	Three Months Ended March 31,
	2020	2019
Cash flows (used in) provided by operating activities	$(198,893)	$108,094
Cash flows used in investing activities	(15,154)	(2,381)
Cash flows used in financing activities	(64,714)	(169,855)
Net decrease in cash during period	$(278,761)	$(64,142)

At March 31, 2020, the Company had cash of $1,478,934. The decrease in cash of $278,761 from the December 31, 2019 cash balance of $1,757,695 was related to the decrease in deferred revenue. Cash flow from operating activities has decreased compared to the three months March 31, 2019 which is primarily related to the significant deferred revenue recorded in the fourth quarter of 2019 and the decrease of deferred revenue in the three months ended March 31, 2020.  Cash flow used in operating activities was $198,893 for the three months ended March 31, 2020.

Net cash used in investing activities for the three months ended March 31, 2020 was $15,154 with $2,381 being used for the period ended March 31, 2019. For the period ended March 31, 2019 the use of cash was primarily due to acquisition of equipment and software licenses.  For the period ended March 31, 2020 the use of cash was primarily due to the repayment of debt related to the acquisition and acquisition of equipment and software licenses.

Net cash flows used in financing activities for the three months ended March 31, 2020 was $64,714 compared to net cash flows used in financing activities of $169,855 in the three months ended March 31, 2019. The Company issued 101,334 shares of common stock and received $38,000 with no material fees offset by repayments of factor credit facility of $51,000 and repayments of finance lease obligation of $150,000 in 2019 and repayments of finance lease obligation of $64,714 in 2020. In both years the primary use of funds in financing activities was the repayment of equipment financing contracts and the reduction of other debt.

Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand, cash flow from operations and short-term debt from the factoring of receivables. With the prepayment of annual services from two customers, the current monthly recurring revenue and the existing cash on hand, management believes the cash flow from operations and cash on hand will be sufficient to finance operations over the next twelve months.

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

The Company has elected the following practical expedients in applying ASC 606:

Unsatisfied Performance Obligations - all performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption provided in ASC 606 and therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Contract Costs - all incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Sales Tax Exclusion from the Transaction Price - the Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $1,810 and $10,000 as of March 31, 2020 and December 31, 2019, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three months ended March 31, 2020 and March 31, 2019.

Recent Accounting Pronouncements

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2020. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended March 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NDIVISION, INC.
(Registrant)
Dated: May 12, 2020	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: May 12, 2020	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

