Form 10-Q
period 2020-06-30
nDivision Inc.
filed 2020-08-13
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

41,249,783 common shares issued and outstanding as of August 11, 2020.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION, INC.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended June 30, 2020

NDIVISION INC
CONDENSED CONSOLDIATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets
Cash	$1,746,749	$1,757,695
Accounts receivable, net (allowance for doubtful accounts was $0 at June 30, 2020 and $10,000 at December 31, 2019)	410,251	548,825
Prepaid expenses	175,270	107,428
Total current assets	2,332,270	2,413,948

Equipment and software licenses - at cost, less accumulated
depreciation and amortization	637,762	210,004

Other assets
Intangible asset, less accumulated amortization	556,595	657,871
Right-of-use asset	498,790	542,975
Total other assets	1,055,385	1,200,846

Total assets	$4,025,417	$3,824,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$113,172	$137,582
Accrued liabilities	438,110	479,081
Deferred revenue	1,235,167	1,977,825
Current portion of acquisition note payable	46,481	57,492
Current portion of note payable	276,442	-
Current portion of operating lease payable	124,452	124,452
Current portion of finance lease obligations	133,910	129,532
Total current liabilities	2,367,734	2,905,964

Acquisition note payable	-	14,666
Note payable	434,058	-
Operating lease payable, net of current portion	392,175	412,302
Finance lease obligations, net of current portion	435,277	27,006
Total long-term liabilities	1,261,510	453,974

Commitments

Stockholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 41,249,783 and 41,249,783 shares issued and outstanding, respectively	41,250	41,250
Additional paid in capital	6,322,209	6,037,767
Accumulated deficit	(5,967,286)	(5,614,157)
Total stockholders' equity	396,173	464,860
Total liabilities and stockholders' equity	$4,025,417	$3,824,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month's Ended June 30,		Six Month's Ended June 30,
	2020	2019	2020	2019

Service revenue	$1,503,056	$1,385,303	$3,169,946	$2,841,230

Service costs	1,010,975	925,088	2,031,127	1,839,686
Gross profit	492,081	460,215	1,138,819	1,001,544

Operating expenses
Selling, general and administrative expenses	697,198	788,201	1,433,151	1,506,463
Change in contingent consideration	-	-	-	(30,757)
	697,198	788,201	1,433,151	1,475,706

Loss from operations	(205,117)	(327,986)	(294,332)	(474,162)

Other expense
Interest expense	(28,750)	(13,544)	(58,797)	(32,440)
Other expense	(28,750)	(13,544)	(58,797)	(32,440)

Net loss before income tax	(233,867)	(341,530)	(353,129)	(506,602)

Income tax expense	-	-	-	-

Net loss	$(233,867)	$(341,530)	$(353,129)	$(506,602)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	41,249,783	41,109,368	41,249,783	40,845,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

					Total
	Common Stock	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	Par	In Capital	Deficit	Equity
2020
Balance, December 31, 2019	41,249,783	$41,250	$6,037,767	$(5,614,157)	$464,860

Amortization of stock options	-	-	145,797	-	145,797

Net loss	-	-	-	(119,262)	(119,262)

Balance,March 31, 2020	41,249,783	$41,250	$6,183,564	$(5,733,419)	$491,395

Amortization of stock options	-	-	138,645	-	138,645

Net loss	-	-	-	(233,867)	(233,867)

Balance, June 30, 2020	41,249,783	$41,250	$6,322,209	$(5,967,286)	$396,173

2019
Balance, December 31, 2018	40,504,005	$40,504	$5,184,493	$(4,633,932)	$591,065

Amortization of stock options	-	-	114,321	-	114,321

Common stock issued for cash, net	101,334	101	37,899	-	38,000

Net loss	-	-	-	(165,072)	(165,072)

Balance, March 31, 2019	40,605,339	$40,605	$5,336,713	$(4,799,004)	$578,314

Amortization of stock options	-	-	156,466	-	156,466

Common stock issued for cash, net	533,333	534	199,466	-	200,000

Net loss	-	-	-	(341,530)	(341,530)

Balance, June 30, 2019	41,138,672	$41,139	$5,692,645	$(5,140,534)	$593,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(353,129)	$(506,602)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	226,016	270,044
Provision for doubtful accounts	(8,190)	(7,026)
Non-cash lease expense	44,185	-
Stock based compensation	284,442	270,787
Stock issued for services	-	(23,012)
Change in contingent consideration	-	(30,757)
Loss of sale of asset	1,473	-
Changes in assets and liabilities
Accounts receivable	146,764	(210,379)
Prepaid expenses	(67,842)	23,505
Change in operating lease liability	(20,127)	-
Accounts payable and accrued liabilities	(65,381)	(78,860)
Deferred revenue	(742,658)	404,687
Net cash (used in) provided by operating activities	(554,447)	112,387

Cash flows from investing activities
Repayment of debt related to acquisition	(25,677)	(59,516)
Proceeds from sale of equipment and software license	-	26,700
Acquisition of equipment and software licenses	(3,272)	(2,382)
Net cash used in investing activities	(28,949)	(35,198)

Cash flows from financing activities
Proceeds from issuance of common stock, net	-	238,000
Repayment of proceeds of factor credit facility	-	(41,662)
Proceeds (repayments) of note payable	710,500	(13,358)
Repayment of finance lease obligations	(138,050)	(274,968)
Net cash provided by (used in) financing activities	572,450	(91,988)

Net increase in cash	(10,946)	(14,799)
Cash, beginning of period	1,757,695	154,941
Cash, end of period	$1,746,749	$140,142

Supplemental cash flow disclosures
Interest paid	$11,542	$27,436
Non-cash financing activities
Purchase of equipment under capital lease	$550,066	$49,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

nDivision Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

nDivision Inc. ("nDivision" or the "Company") was incorporated under the laws of the state of Texas. nDivision's registered office is located at 7301 N. State Highway 161, Suite 100, Irving, TX, 75039. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers (GSP).  The Company operates in most states of the United States of America.

2. LIQUIDITY AND GOING CONCERN

The Company has experienced significant losses and negative cash flows from operations in the past. Management has secured new managed services contracts, implemented a strategy which includes cost reduction efforts, as well as identifying strategic acquisitions to improve the overall profitability and cash flows of the Company.

The Company has entered into a factoring agreement to provide short term working capital. The Company receives 90% of the factored receivables for a fee of 1.9% of the factored invoice. As of August 12, 2020, the Company has no factored invoices.

Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited consolidated financial statements with existing cash on hand, expected cash flow from operations and short-term debt from the factoring of receivables. With the prepayment of annual services from two customers, the current monthly recurring revenue and the existing cash on hand, management believes the expected cash flow from operations and cash on hand will be sufficient to finance operations over the next twelve months from the date of this report.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first and second quarters of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, as of August 12th the Company has transition its operations to 100% work from home and there has been minimal impact to our internal operations from the transition.  The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed on March 25, 2020 from which the accompanying December 31, 2019 numbers are derived.

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

Reclass

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported assets, liabilities, or net loss. The Company reclassed $662,801 and $1,301,540 from selling, general and administrative expense to service costs for the three and six months ended June 30, 2019, respectively.

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

Accounts Receivable

Accounts receivable are stated at the amount’s management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $0 and $10,000 as of June 30, 2020 and December 31, 2019, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the six months ended June 30, 2020 and 2019.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 6,916,000 and 6,932,500 of common stock equivalents excluded for the three and six months ended June 30, 2020 and 9,059,429 and 9,080,553 of common stock equivalents excluded for the three and six months ended June 30, 2019, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $2,405 and $7,496 for the three and six months ended June 30, 2020 and $31,249 and $55,022 for the three and six months ended June 30, 2019, respectively and is included in selling, general and administrative expenses.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2020, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	June 30,	December 31,
	2020	2019
Equipment and software	$606,453	$489,151
Software licenses	1,302,141	868,041
	1,908,594	1,357,192
Less - Accumulated depreciation and amortization	(1,270,832)	(1,147,188)
	$637,762	$210,004

Depreciation and amortization expense related to assets for the three and six months ended June 30, 2020 and 2019 was approximately $62,139 and $124,740 and $83,994 and $168,768, respectively.

Included in the above paragraph is depreciation and amortization expense related to leased assets for the three and six months ended June 30, 2020 of approximately $44,800 and $88,363, and $73,991 and $148,727 for the three and six months ended June 30, 2019, respectively.

6. INTANGIBLE ASSETS

Intangible Assets

As of June 30, 2020

(In Thousands)	Useful Life	Cost	Accumulated Amortization	Net Book Value

Service Contracts	5	$1,012,335	$455,740	$556,595

There was approximately $50,638 and $101,276 of amortization expense for the three and six month period ended June 30, 2020. There was approximately $50,598 and $101,276 of amortization expense for the three and six month period ended June 30, 2019. Service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next four fiscal years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $556,595 as follows: remainder of fiscal 2020 - $101,276, fiscal 2021 - $202,551, fiscal 2022 - $202,551, fiscal 2023- $50,218.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.  As of June 30, 2020, the Company has not recorded any impairments.

7. ACCRUED LIABILITIES

	June 30,	December 31,
	2020	2019
Accrued compensation	$128,830	$128,942
Accrued sales tax	84,148	140,683
Accrued franchise tax	15,308	5,000
Accrued professional fees and other payables	209,824	204,456
Total accrued liabilities	$438,110	$479,081

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional. 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The receivables under factoring arrangements are recorded within accounts receivable and factoring credit facility. The Company has recognized $0 and $0 and $3,019 and $7,483 in interest expense related to these arrangements for the three and six months ended June 30, 2020 and 2019, respectively.

9. FINANCE LEASE OBLIGATIONS

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

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended
Remainder of 2020	$93,730
2021	161,394
2022	145,374
2023	125,790
2024	116,918
2025	35,508

Total	678,714
Less: interest	(109,527)
Present value of net minimum lease payments	569,187

Short term	133,910
Long term total	$435,277

Lease payments for the three and six months ended June 30, 2020 and 2019 aggregated approximately $76,917 and $146,662 and $137,698 and $305,275, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $587,257 and $125,553 as of June 30, 2020 and December 31, 2019, respectively.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2020 are:

Weighted average remaining lease term	53 Months
Weighted average incremental borrowing rate	5.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the unaudited condensed consolidated balance sheet as of June 30, 2020:

Remainder of 2020	$62,562
2021	127,143
2022	129,841
2023	131,859
2024	98,894
Total undiscounted future minimum lease payments	550,299
Less: Imputed interest	(33,672)
Present value of operating lease obligation	$516,627

The Company has one leased facility which is office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component.

For the three and six months ended June 30, 2020, the components of lease expense, included in cost of services and general and administrative expenses and the related interest expense in the consolidated statements of operations income, are as follows:

	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating lease cost:
Operating lease cost	$33,194	$64,313
Finance lease cost:
Amortization of financed lease assets	$44,800	$88,363
Interest expense	3,526	7,523
Total lease cost	$48,326	$95,886

10. NOTE PAYABLE

On May 2, 2020, the Company entered into a Paycheck Protection Program loan for $710,500 in connection with the CARES Act related to COVID-19. $276,442 of the Paycheck Protection Program loan is classified as current.  The promissory note has a fixed payment schedule, commencing seven months following the funding of the note and consisting of seventeen monthly payments of principal and interest, with the principal component of each payment based upon the level of amortization of principal over a two year period from the funding date. A final payment for the unpaid principal and accrued interest will be payable no later than May 2, 2022. The note will bear interest at a rate of 1.00% per annum and is deferred for the first six months of the loan. Certain portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program.

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

The following table reflects the stock options for the six months ended June 30, 2020:

A summary of stock option activity is as follows:

Number of options outstanding:
Beginning of year	6,939,178
Granted	-
Exercised, converted	-
Forfeited	(145,834)

June 30, 2020	6,793,344

Number of options exercisable at end of period	4,766,509
Number of options available for grant at end of period	1,206,656

Weighted average option prices per share:
Granted during the period	$-
Exercised during the period	-
Terminated during the period	$0.60
Outstanding at end of the period	$0.45
Exercisable at end of period	$0.41

Stock-based compensation expense attributable to stock options was $138,645 and $284,442 for the three and six month periods ended June 30, 2020 and $156,466 and $270,787 for the three and six month periods ended June 30, 2019. As of June 30, 2020, there was approximately $644,360 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

The Company did not issue any options or warrants during the period ended June 30, 2020. The only warrants remaining are related to the Gamwell contract acquisition. The warrant can be exercised for 122,752 of the Company’s common stock at an exercise price of $0.375 per share and expires April 23, 2028.

12. COMMON STOCK

During the six months ended June 30, 2020 and 2019, the Company issued the following stock:

2020

None.

2019

Issued 101,334 shares of common stock and received $38,000 with no material fees.

Issued 533,333 shares of common stock and received approximately $200,000 with no material fees.

13. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent approximately $42,500 for the six-month period ended June 30, 2020. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

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

Net revenues for the three and six months ended June 30, 2020 and 2019 include revenues from significant customers as follows:

	Three Month Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer A	38%	55%	39%	56%
Customer B	0%	5%	0%	5%
Customer C	34%	0%	33%	0%

Accounts receivable balances as of June 30, 2020 and December 31, 2019 from significant customers are as follows:

	June 30, 2020	December 31, 2019
Customer A	96%	75%
Customer D	0%	17%

15. SUBSEQUENT EVENTS

On August 4, 2020, the Company issued an option to a perspective employee to purchase up to 2,000,000 shares of common stock at a per common share price of $0.344 per common share.  The option vests over 5 years; 400,000 shares on the employees 12 month anniversary and vests the remaining 1,600,000 shares 1/48th per month over the following 48 months.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first and second quarters of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, as of August 12th the Company has transition its operations to 100% work from home and there has been minimal impact to our internal operations from the transition.  The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended June 30, 2020 and 2019, which are included herein.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	June 30,
	2020	2019	Change
Revenue	$1,503,056	$1,385,303	$117,753
Cost of revenue	1,010,975	925,088	85,887
Operating expenses	697,198	788,201	(91,003)
Other expenses	28,750	13,544	15,206
Net loss	$(233,867)	$(341,530)	$(107,663)

Revenues increased by $117,753 or 9% compared with the same period last year. Approximately $600,000 was from new customers. This was offset by approximately $350,000 loss of customers and a decrease of approximately $170,000 of non-recurring revenue. The loss of customers were non-renewed contracts and the non-recurring revenue primarily related to completion of one-time projects and implementation fees.

Cost of revenue increased by $85,887 or 9% compared with the same period last year. The increase was related to the addition of two service employees in the second quarter of 2020 to support recurring contracts and additional direct expenses incurred including annual service personnel salary increases. This was offset by the decrease in depreciation for fully depreciated assets.

Operating expenses decreased by $91,003 or 12% compared with the same period last year. The primary difference was the decrease of operating employee compensation and operating personnel.  The Company’s management is continuing to control operating expenses while also implementing management growth strategies.

The Company incurred a net loss of $233,867 and $341,530 for the three months ended June 30, 2020 and June 30, 2019, respectively. The decrease in the net loss is primarily related to the increase in revenue.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	June 30,
	2020	2019	Change
Revenue	$3,169,946	$2,841,230	$328,716
Cost of revenue	2,031,127	1,839,686	191,441
Operating expenses	1,433,151	1,475,706	(42,555)
Other expenses	58,797	32,440	26,357
Net loss	$(353,129)	$(506,602)	$153,473

Revenues increased by $328,716 or 12% compared with the same period last year. Approximately $1,200,000 was from new customers. This was offset by approximately $622,000 loss of customers and a decrease of approximately $385,000 of non-recurring revenue. The loss of customers were non-renewed contracts and the non-recurring revenue primarily related to a decrease in implementation fees for new contracts in 2020.

Cost of revenue increased by $191,441 or 10% compared with the same period last year. The increase was related to the addition of two service employees in the second quarter of 2020 to support recurring contracts and additional direct expenses incurred. This was offset by the decrease in depreciation for fully depreciated assets.

Operating expenses decreased by $42,555 or 3% compared with the same period last year. The primary difference was the decrease of operating employee compensation and operating personnel. The Company’s management is continuing to control operating expenses while also implementing management growth strategies.

The Company incurred a net loss of $353,129 and $506,602 for the six months ended June 30, 2020 and June 30, 2019, respectively. The decrease in the net loss is primarily related to an increase in revenue.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2020	As at December 31, 2019
Current assets	$2,332,270	$2,413,948
Current liabilities	$2,367,734	$2,905,964
Working capital	$(35,464)	$(492,016)

Cash Flows

	Six Months Ended June 30,
	2020	2019
Cash flows (used in) provided by operating activities	$(554,447)	$112,387
Cash flows used in investing activities	(28,949)	(35,198)
Cash flows provided by (used in) financing activities	572,450	(91,988)
Net decrease in cash during period	$(10,946)	$(14,799)

At June 30, 2020, the Company had cash of $1,746,749 or a decrease of $10,946 from the December 31, 2019. Cash flow used in operating activities was $554,447 for the six months ended June 30, 2020. The decrease is primarily related to the prepayment in 2019 of 2020 fees (reflected as deferred revenue) by certain customers. At June 30, 2020 and December 31, 2019 deferred revenue was $1,235,167 and $1,977,825, respectively.

Net cash used in investing activities for the six months ended June 30, 2020 and June 30, 2019 was $28,949 and $35,198, respectively. For the period ended June 30, 2019 the use of cash was primarily due to the repayment of debt related to the acquisition of managed service contracts.

Net cash flows provided by financing activities for the six months ended June 30, 2020 was $572,450 compared to net cash flows used in financing activities of $91,988 in the six months ended June 30, 2019. The Paycheck Protection Program provided for a bank loan for $710,500, offset by $138,050 of payments related to finance obligations.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first and second quarters of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, as of August 12th the Company has transition its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

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

We have identified below the accounting policies, related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results

Revenue Recognition

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $0 and $10,000 as of June 30, 2020 and December 31, 2019, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the six months ended June 30, 2020 and June 30, 2019.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2020. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the current fiscal year, including identifying specific areas within our governance, accounting, and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended June 30, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.2	Amended Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 2016)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NDIVISION, INC.
(Registrant)

Dated: August 12, 2020	By:	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: August 12, 2020	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

