Form 10-Q
period 2020-09-30
nDivision Inc.
filed 2020-11-13
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

 _________________________________________________________

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

42,499,783 common shares issued and outstanding as of November 12, 2020.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION, INC.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended September 30, 2020

NDIVISION INC
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets
Cash	$1,849,972	$1,757,695
Accounts receivable, net (allowance for doubtful accounts was $25,713 at September 30, 2020 and $10,000 at December 31, 2019)	516,418	548,825
Prepaid expenses	157,020	107,428
Total current assets	2,523,410	2,413,948

Equipment and software licenses - at cost, less accumulated
depreciation and amortization	590,673	210,004

Other assets
Intangible asset, less accumulated amortization	505,957	657,871
Right-of-use asset	461,002	542,975
Total other assets	966,959	1,200,846

Total assets	$4,081,042	$3,824,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$164,844	$137,582
Accrued liabilities	529,434	479,081
Deferred revenue	1,020,581	1,977,825
Current portion of acquisition note payable	32,329	57,492
Current portion of note payable	395,411	-
Current portion of operating lease payable	105,451	124,452
Current portion of finance lease obligations	124,231	129,532
Total current liabilities	2,372,281	2,905,964

Acquisition note payable	-	14,666
Note payable	315,089	-
Convertible notes payable, net of discount	425,555	-
Operating lease payable, net of current portion	362,414	412,302
Finance lease obligations, net of current portion	403,607	27,006
Total long-term liabilities	1,506,665	453,974

Commitments

Stockholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 41,249,783 and 41,249,783 shares issued and outstanding, respectively	41,250	41,250
Additional paid in capital	6,628,076	6,037,767
Accumulated deficit	(6,467,230)	(5,614,157)
Total stockholders' equity	202,096	464,860
Total liabilities and stockholders' equity	$4,081,042	$3,824,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Service revenue	$1,477,296	$1,416,432	$4,647,242	$4,257,662

Service costs	1,046,413	973,234	3,077,540	2,812,921
Gross profit	430,883	443,198	1,569,702	1,444,741

Operating expenses
Selling, general and administrative expenses	931,874	780,883	2,365,025	2,287,345
Change in contingent consideration	-	-	-	(30,757)
	931,874	780,883	2,365,025	2,256,588

Loss from operations	(500,991)	(337,685)	(795,323)	(811,847)

Other expense
Interest expense	1,047	(18,891)	(57,750)	(51,331)
Other expense	1,047	(18,891)	(57,750)	(51,331)

Net loss before income tax	(499,944)	(356,576)	(853,073)	(863,178)

Income tax expense	-	-	-	-

Net loss	$(499,944)	$(356,576)	$(853,073)	$(863,178)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	41,249,783	41,138,672	41,249,783	40,944,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

					Total
	Common Stock	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	Par	In Capital	Deficit	Equity
2020
Balance, December 31, 2019	41,249,783	$41,250	$6,037,767	$(5,614,157)	$464,860

Amortization of stock options	-	-	145,797	-	145,797

Net loss	-	-	-	(119,262)	(119,262)

Balance, March 31, 2020	41,249,783	$41,250	$6,183,564	$(5,733,419)	$491,395

Amortization of stock options	-	-	138,645	-	138,645

Net loss	-	-	-	(233,867)	(233,867)

Balance, June 30, 2020	41,249,783	$41,250	$6,322,209	$(5,967,286)	$396,173

Amortization of stock options	-	-	230,867	-	230,867

Beneficial conversion feature	-	-	75,000	-	75,000

Net loss	-	-	-	(499,944)	(499,944)

Balance, September 30, 2020	41,249,783	$41,250	$6,628,076	$(6,467,230)	$202,096

2019
Balance, December 31, 2018	40,504,005	$40,504	$5,184,493	$(4,633,932)	$591,065

Amortization of stock options	-	-	114,321	-	114,321

Common stock issued for cash, net	101,334	101	37,899	-	38,000

Net loss	-	-	-	(165,072)	(165,072)

Balance, March 31, 2019	40,605,339	$40,605	$5,336,713	$(4,799,004)	$578,314

Amortization of stock options	-	-	156,466	-	156,466

Common stock issued for cash, net	533,333	534	199,466	-	200,000

Net loss	-	-	-	(341,530)	(341,530)

Balance, June 30, 2019	41,138,672	$41,139	$5,692,645	$(5,140,534)	$593,250

Amortization of stock options	-	-	149,436	-	149,436

Net loss	-	-	-	(356,576)	(356,576)

Balance, September 30, 2019	41,138,672	$41,139	$5,842,081	$(5,497,110)	$386,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NDIVISION INC
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(853,073)	$(863,178)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	331,128	397,512
Provision for doubtful accounts	15,713	22,413
Non-cash lease expense	81,973	-
Stock based compensation	515,309	420,223
Amortization of beneficial conversion feature	555	-
Change in contingent consideration	-	(30,757)
Loss (gain) on sale of assets	2,210	(12,213)
Changes in assets and liabilities
Accounts receivable	16,694	(145,902)
Prepaid expenses	(49,592)	11,303
Change in operating lease liability	(68,889)	-
Accounts payable and accrued liabilities	77,615	17,602
Deferred revenue	(957,244)	406,295
Net cash (used in) provided by operating activities	(887,601)	223,298

Cash flows from investing activities
Repayment of debt related to acquisition	(39,829)	(73,889)
Proceeds from sale of equipment and software license	-	31,699
Acquisition of equipment and software licenses	(11,394)	(2,382)
Net cash used in investing activities	(51,223)	(44,572)

Cash flows from financing activities
Proceeds from issuance of common stock, net	-	238,000
Proceeds of factor credit facility	-	5,222
Proceeds of convertible notes payable	500,000	-
Proceeds (repayments) of notes payable	710,500	(13,358)
Repayment of finance lease obligations	(179,399)	(386,385)
Net cash provided by (used in) financing activities	1,031,101	(156,521)

Net increase in cash	92,277	22,205
Cash, beginning of period	1,757,695	154,941
Cash, end of period	$1,849,972	$177,146

Supplemental cash flow disclosures
Interest paid	$23,354	$51,333
Non-cash financing activities
Purchase of equipment under capital lease	$550,066	$49,624
Beneficial conversion feature	$75,000	$-

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

The Company has entered into a factoring agreement to provide short term working capital. The Company receives 90% of the factored receivables for a fee of 1.9% of the factored invoice. As of September 30, 2020, the Company has no factored invoices.

Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand and debt. With the prepayment of annual services from two customers, the current monthly recurring revenue and the existing cash on hand, management believes the expected cash flow from operations and cash on hand will be sufficient to finance operations over the next twelve months from the date of this report.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, as of August 12th the Company has transition its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 25, 2020 from which the accompanying December 31, 2019 numbers are derived.

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

Reclass

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported assets, liabilities, or net loss. The Company reclassed $670,884 and $1,972,425 from selling, general and administrative expense to service costs for the three and nine months ended September 30, 2019, respectively.

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

Accounts Receivable

Accounts receivable are stated at the amount’s management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $25,713 and $10,000 as of September 30, 2020 and December 31, 2019, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the nine months ended September 30, 2020 and 2019.

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

Convertible Debt and Securities

The Company follows beneficial conversion feature guidance in ASC 470-20, which applies to convertible stock as well as convertible debt. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as interest over the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the expense must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 10,991,000 and 8,285,000 of common stock equivalents excluded for the three and nine months ended September 30, 2020 and 9,139,000 and 8,382.476 of common stock equivalents excluded for the three and nine months ended September 30, 2019, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $14,915 and $22,411 for the three and nine months ended September 30, 2020 and $29,192 and $84,214 for the three and nine months ended September 30, 2019, respectively and is included in selling, general and administrative expenses.

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

See Note 12 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation.

Leases

The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets on the unaudited condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liabilities and operating lease liabilities, net of current portion, respectively on the unaudited condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2020, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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

In August 2020, the FASB issued ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company expects the primary impacts of this new standard will be to increase the carrying value of its Convertible Debt and reduce its reported interest expense. In addition, the Company will be required to use the if-converted method for calculating diluted earnings per share. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future unaudited condensed consolidated financial statements.

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	September 30,	December 31,
	2020	2019
Equipment and software	$599,141	$489,151
Software licenses	1,302,141	868,041
	1,901,282	1,357,192
Less - Accumulated depreciation and amortization	(1,310,609)	(1,147,188)
	$590,673	$210,004

Depreciation and amortization expense related to assets for the three and nine months ended September 30, 2020 and 2019 was approximately $54,474 and $179,214 and $76,832 and $245,599, respectively.

Included in the above paragraph is depreciation and amortization expense related to leased assets for the three and nine months ended September 30, 2020 of approximately $39,103 and $127,466, and $67,542 and $216,269 for the three and nine months ended September 30, 2019, respectively.

During the nine month period ended September 30, 2019, the Company disposed of $513,778 of equipment and software and related accumulated depreciation of $494,292, for proceeds of $31,699 which resulted in a gain $12,213.

6. INTANGIBLE ASSETS

Intangible Assets

As of September 30, 2020

	Useful Life	Cost	Accumulated Amortization	Net Book Value

Service Contracts	5	$1,012,335	$506,378	$505,957

There was approximately $50,638 and $151,913 of amortization expense for the three and nine month period ended September 30, 2020. There was approximately $50,598 and $151,638 of amortization expense for the three and nine month period ended September 30, 2019. Service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next four fiscal years annual amortization expense for these finite life intangible assets will total approximately $505,957 as follows: remainder of fiscal 2020 - $50,638, fiscal 2021 - $202,551, fiscal 2022 - $202,551, fiscal 2023- $50,217.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. As of September 30, 2020, the Company has not recorded any impairments.

7. ACCRUED LIABILITIES

	September 30,	December 31,
	2020	2019
Accrued compensation	$179,349	$128,942
Accrued sales tax	53,284	140,683
Accrued franchise tax	7,654	5,000
Accrued professional fees and other payables	289,147	204,456
Total accrued liabilities	$529,434	$479,081

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The receivables under factoring arrangements are recorded within accounts receivable and factoring credit facility. The Company has recognized $0 and $0 and $9,245 and $16,728 in interest expense related to these arrangements for the three and nine months ended September 30, 2020 and 2019, respectively.

9. FINANCE LEASE OBLIGATIONS

Finance Lease Obligations

The Company finances certain property and equipment using finance leases. These leases range from one to five years. The finance lease obligations represent the present value of the minimum lease payments, net of imputed interest. The finance lease obligations are secured by the underlying leased assets. Leases are payable in monthly installments ranging from $354 to $10,813 including interest, ranging from 3.6% to 13.2% per annum.

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended
Remainder of 2020	$162,958
2021	150,062
2022	131,380
2023	118,341
2024	63,340

Total	626,081
Less: interest	(98,243)
Present value of net minimum lease payments	527,838

Short term	124,231
Long term total	$403,607

Lease payments for the three and nine months ended September 30, 2020 and 2019 aggregated approximately $52,385 and $199,047 and $123,111 and $386,385, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $548,153 and $125,553 as of September 30, 2020 and December 31, 2019, respectively.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2020 are:

Weighted average remaining lease term	50 Months
Weighted average incremental borrowing rate	5.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the unaudited condensed consolidated balance sheet as of September 30, 2020:

Remainder of 2020	$31,617
2021	105,615
2022	129,392
2023	131,859
2024	120,871
Total undiscounted future minimum lease payments	519,354
Less: Imputed interest	(51,489)
Present value of operating lease obligation	$467,865

The Company has one leased facility which is office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component.

For the three and nine months ended September 30, 2020, the components of lease expense, included in cost of services and general and administrative expenses and the related interest expense in the consolidated statements of operations income, are as follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating lease cost:
Operating lease cost	$30,946	$92,840
Finance lease cost:
Amortization of financed lease assets	$39,104	$127,466
Interest expense	11,375	18,768
Total lease cost	$50,479	$146,234

10. NOTE PAYABLE

On May 2, 2020, the Company entered into a Paycheck Protection Program loan for $710,500 in connection with the CARES Act related to COVID-19. $395,411 of the Paycheck Protection Program loan is classified as current. The promissory note has a fixed payment schedule, commencing ten months following the funding of the note and consisting of seventeen monthly payments of principal and interest, with the principal component of each payment based upon the level of amortization of principal over a two year period from the funding date. A final payment for the unpaid principal and accrued interest will be payable no later than May 2, 2022. The note will bear interest at a rate of 1.00% per annum and is deferred for the first six months of the loan. Certain portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program.

11. CONVERTIBLE NOTES PAYABLE

The Company follows beneficial conversion feature guidance in ASC 470-20, which applies to convertible stock as well as convertible debt. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as interest over the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the expense must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

During September 2020, the Company entered several promissory notes with various investors of the Company with a face value of $500,000 (“the Notes”). The Notes have a beneficial conversion feature valued at $75,000, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 8% and are payable quarterly and twelve months after issuance, 1/12 of the principle will repaid monthly. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a Qualified Offering.

12. STOCK BASED COMPENSATION

Number of options outstanding:
2018 Equity Incentive Plan	7,418,344
Options granted not part of a shareholder approved plan	2,200,000

September 30, 2020	9,618,344

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

The following table reflects the stock options for the nine months ended September 30, 2020:

A summary of stock option activity is as follows for the Shareholder Approved 2018 Equity Incentive Plan:

Number of options outstanding:
Beginning of year	6,939,178
Granted	2,825,000
Exercised, converted	-
Forfeited	(145,834)

September 30, 2020	9,618,344

Number of options exercisable at end of period	5,778,236
Number of options available for grant at end of period	3,840,108

Weighted average option prices per share:	0.30
Granted during the period	$0.35
Exercised during the period	-
Terminated during the period	$0.60
Outstanding at end of the period	$0.40
Exercisable at end of period	$0.40

Stock-based compensation expense attributable to stock options was $230,867 and $515,309 for the three and nine month periods ended September 30, 2020 and $149,436 and $420,223 for the three and nine month periods ended September 30, 2019. As of September 30, 2020, there was approximately $1,276,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

During the nine month period ended September 30, 2020, the Company granted options to purchase 625,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.35 per common share. Total value was approximately $250,700.

On August 4, 2020, the Company issued an option to an employee to purchase up to 2,000,000 shares of common stock at a per common share price of $0.34 per common share and an average expected life of 6.5 years. The option vests over 5 years; 400,000 shares on the employees 12 month anniversary and vests the remaining 1,600,000 shares 1/48th per month over the following 48 months. Total value of this option was $597,214. These shares were not part of the Shareholder approved stock option plan and issued as an inducement of the employee.

On August 27, 2020, the Company issued an option to an employee to purchase up to 200,000 shares of common stock at a per common share price of $0.35 per common share and an average expected life of 6.5 years. The option vested immediately. Total value of this option was $61,172. These shares were not part of the Shareholder approved stock option plan and issued as an inducement of the employee.

During the nine month period ended September 30, 2019, the Company granted options to purchase 1,325,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.61 per common share. Total value was approximately $755,000.

	2020	2019

Expected option life (years)	7.5	6.5
Expected stock price volatility	114-116%	137-145%
Expected dividend yield	—%	—%
Risk-free interest rate	2.07%	2.40–2.90%

The only warrants remaining are related to the Gamwell contract acquisition. The warrant can be exercised for 122,752 of the Company’s common stock at an exercise price of $0.375 per share and expires April 23, 2028.

13. COMMON STOCK

During the nine months ended September 30, 2020 and 2019, the Company issued the following stock:

2020

During the three months ended September 30, 2020, the Company entered into three consulting agreements in which 1,250,000 shares of common stock, valued at $0.35 per share, were to be issued for consulting services. Subsequent to September 30, 2020, the 1,250,000 shares were issued. At September 30, 2020, approximately $26,000 was included in accrued expenses related to these services

2019

Issued 101,334 shares of common stock and received $38,000 with no material fees.

Issued 533,333 shares of common stock and received approximately $200,000 with no material fees.

14. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent approximately $57,500 for the nine-month period ended September 30, 2020. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

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

Net revenues for the three and nine months ended September 30, 2020 and 2019 include revenues from significant customers as follows:

	Three Month Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer A	44%	45%	41%	48%
Customer C	27%	7%	31%	9%

Accounts receivable balances as of September 30, 2020 and December 31, 2019 from significant customers are as follows:

	September 30,	December 31,
	2020	2019
Customer A	83%	75%
Customer D	0%	17%
Customer E	15%	0%

16. SUBSEQUENT EVENTS

During October 2020, the Company entered convertible promissory notes with investors of the Company with a face value of $450,000 (“the Notes”) for a total of $450,000 cash proceeds. The Notes have a beneficial conversion feature valued at $221,250, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 8% and is payable in full in twenty-four months with interest payable quarterly and twelve months after issuance, 1/12 of the principle will be due monthly. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or 25% of the common stock price of a Qualified Offering.

Subsequent to September 30, 2020, the Company issued 1,250,000 shares of common stock valued at $0.35 per share for consulting services to be rendered over the next 18 months.

Subsequent to September 30, 2020, the Company issued a warrant to a consultant to purchase up to 750,000 shares of common stock at a per common share price of $0.625 per common share. The consulting contract is eighteen months and the warrant term is eighteen months. The warrant vested immediately. Total value of this warrant was approximately $174,000.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, as of August 12th the Company has transition its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019, which are included herein.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	September 30,
	2020	2019	Change
Revenue	$1,477,296	$1,416,432	$64,864
Cost of revenue	1,046,413	973,234	73,179
Operating expenses	931,874	780,883	150,991
Other expenses, benefits	(1,047)	18,891	19,807
Net loss	$(499,944)	$(356,576)	$143,368

Revenues increased by $64,864 or 5% compared with the same period last year. Revenue was increased by approximately $527,768 was from new customers. This was offset by approximately $272.323 loss of customers and a decrease of approximately $154,277 of non-recurring revenue, and in the prior year there was a termination fee of $83,582. The loss of customers were non-renewed contracts, including one contract that was terminated per their agreement for customer convenience with 30 day notice, this notice was provided to the Company on August 1, 2020 and effectively terminated on September 1, 2020; approximately $110,000 of monthly recurring revenue and the non-recurring revenue primarily related to completion of one-time projects and implementation fees.

Cost of revenue includes system infrastructure, software licenses, wages and related payroll taxes and employee benefits of the engineers providing direct services to our customers. There is a component of these costs that a recurring and fixed to provide our minimum service level as a managed service provider. Cost of revenue increased by $73,179 or 8% compared with the same period last year. The increase was related to the addition of two service employees in the second quarter of 2020 to support recurring contracts and additional direct expenses incurred including annual service personnel salary increases. This was offset by the decrease in depreciation for fully depreciated assets. Gross profit decreased by $12,315 and the gross margin decreased by approximately 2%. This was caused by the lower than expected revenue and the additional costs incurred from the two new service employees.

Operating expenses increased by $150,991 or 19% compared with the same period last year. There was an increase in the stock compensation, new Chief Revenue Officer compensation, sales commissions, and consulting fees, which was partially offset by decreases in travel, depreciation, and other general expenses. The Company’s management is continuing to control operating expenses while also implementing management growth strategies.

The Company incurred a net loss of $499,944 and $356,576 for the three months ended September 30, 2020 and September 30, 2019, respectively. The increase in the net loss is primarily related to the increase in operating expenses.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	September 30,
	2020	2019	Change
Revenue	$4,647,242	$4,257,662	$389,580
Cost of revenue	3,077,540	2,812,921	264,619
Operating expenses	2,365,025	2,287,345	77,680
Other expenses	57,750	51,331	45,117
Net loss	$(853,073)	$(863,178)	$12,898

Revenues increased by $389,580 or 9% compared with the same period last year. Approximately $1,678,043 was from new customers. This was offset by approximately $903,928 loss of customers and a decrease of approximately $622,810 of non-recurring revenue. The loss of customers were non-renewed contracts and the non-recurring revenue primarily related to a decrease in implementation fees for new contracts in 2020.

Cost of revenue includes system infrastructure, software licenses, wages and related payroll taxes and employee benefits of the engineers providing direct services to our customers. There is a component of these costs that a recurring and fixed to provide our minimum service level as a managed service provider. Cost of revenue increased by $264,619 or 9% compared with the same period last year. The increase was related to the addition of two service employees in the second quarter of 2020 to support recurring contracts and additional direct expenses incurred including annual service personnel salary increases. This was offset by the decrease in depreciation for fully depreciated assets. Gross profit increased by $124,961 and the gross margin remained the same.

Operating expenses increased by $77,680 or 3% compared with the same period last year. There was an increase in the stock compensation, new Chief Revenue Officer compensation, sales commissions, and consulting fees, which was partially offset by decreases in travel, depreciation, and other general expenses. The Company’s management is continuing to control operating expenses while also implementing management growth strategies.

The Company incurred a net loss of $853,073 and $863,178 for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in the net loss is primarily related to an increase in operating expenses.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2020	As at December 31, 2019
Current assets	$2,523,410	$2,413,948
Current liabilities	$2,372,281	$2,905,964
Working capital	$151,129	$(492,016)

Cash Flows

	Nine Months Ended September 30,
	2020	2019
Cash flows (used in) provided by operating activities	$(887,601)	$223,298
Cash flows used in investing activities	(51,223)	(44,572)
Cash flows provided by (used in) financing activities	1,031,101	(156,521)
Net increase in cash during period	$92,277	$22,205

At September 30, 2020, the Company had cash of $1,849,972 or an increase of $92,277 from the December 31, 2019. Cash flow used in operating activities was $887,601 for the nine months ended September 30, 2020. The decrease is primarily related to the prepayment in 2019 of 2020 fees (reflected as deferred revenue) by certain customers. At September 30, 2020 and December 31, 2019 deferred revenue was $1,020,581 and $1,977,825, respectively.

Net cash used in investing activities for the nine months ended September 30, 2020 and September 30, 2019 was $51,223 and $44,572, respectively. For the period ended September 30, 2019 the use of cash was primarily due to the repayment of debt related to the acquisition of equipment and software licenses.

Net cash flows provided by financing activities for the nine months ended September 30, 2020 was $1,031,101 compared to net cash flows used in financing activities of $156,521 in the nine months ended September 30, 2019. The Paycheck Protection Program provided for a bank loan for $710,500, offset by $179,399 of payments related to finance obligations. The Company also issued convertible notes payable for $500,000 cash proceeds.

Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand, operations and short-term debt from the factoring of receivables. With the prepayment of annual services from two customers, the current monthly recurring revenue and the existing cash on hand, management believes the cash flow from operations and cash on hand will be sufficient to finance operations over the next twelve months.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, as of August 12th the Company has transition its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $25,713 and $10,000 as of September 30, 2020 and December 31, 2019, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the nine months ended September 30, 2020.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2020. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes by the end of the 2021 fiscal year as resources allow:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended September 30, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2020 the Company filed a Form D, notice of exempt offering of securities, with the Securities and Exchange Commission related to sales of the Company’s Convertible Promissory Notes in an aggregate amount of up to $2,000,000.

During September 2020, the Company entered several promissory notes with various investors of the Company with a face value of $500,000. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a Qualified Offering.

During October 2020, the Company entered convertible promissory notes with investors of the Company with a face value of $450,000. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or 25% of the common stock price of a Qualified Offering.

The above Convertible Promissory Notes are exempt from registration pursuant to Regulation D, Rule 506(b), and related state securities laws.

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

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NDIVISION, INC.
(Registrant)

Dated: November 12, 2020	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: November 12, 2020	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

