Form 10-K
period 2020-12-31
nDivision Inc.
filed 2021-03-30
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2020, was approximately $6,260,000 based on a $0.40 price paid for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

42,584,886 common shares as of March 29, 2021.

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

As a result of the Agreement, nDivision acquired various managed services contracts (the “Purchased Contracts”) from Gamwell. As consideration for the Purchased Contracts, nDivision paid $800,000 (the “Cash Consideration”) to Gamwell. In addition, Gamwell received a promissory note (the “Promissory Note”) in an amount that equals fourteen (14) multiplied by the closing monthly recurring revenue from managed services. The Promissory Note was originally estimated at approximately $191,177 based on the closing monthly recurring revenue. Gamwell also received warrants (the “Warrants”) to purchase common stock of the Company equal to one fourth percent (0.25%) of the outstanding stock of the Company as of the Agreement date. The Warrants were valued at approximately $21,158. The consideration for the contracts purchased was approximately $1,012,335. The Cash Consideration, Promissory Note and Warrants shall be defined as the “Purchase Price” and were adjusted after one year, based on the newly calculated monthly recurring revenue.

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

Employees

We had forty-five employees at the end of 2020. We are not party to any collective bargaining agreements.

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

As of December 31, 2020, we had approximately $1,800,000 in cash and working capital of approximately $298,200. We have reported losses of approximately $1,500,000 and $1,000,000 for the years ended December 31, 2020 and 2019, respectively. We believe that our current recurring revenue, existing revenue opportunities, balances of cash, and factoring opportunities will be sufficient to finance our anticipated capital and operating requirements for the next twelve months from the date of filing this annual report. Such belief is based on current cash of approximately $1,680,000, current customer contracts, forecasts and assumptions regarding our clients and services provided.

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

Our executive officers, directors and their affiliates, together with others who own at least 10% of our outstanding common stock, beneficially own or control approximately 70% of our common stock. Accordingly, these persons, acting individually or as a group, will have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of our company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our authorized capital stock consists of One Hundred Eighty million (180,000,000) shares of common stock and Twenty million (20,000,000) shares of blank check preferred stock. If we engage in capital raising activities in the future as we did in 2018, including issuances of common stock or securities that are convertible into, or exercisable for, our common stock, to fund the growth of our business, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have adopted an equity incentive plan pursuant to which equity awards may be granted to eligible employees (including our executive officers), directors and consultants, if our Board of Directors determines that it is in the best interest of the Company and our stockholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings. As of December 31, 2020, the Company had 6,513,572 options and 872,752 warrants issued and exercisable.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, as of August the Company has transition its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

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

Equity Compensation Plan Information

As of December 31, 2020, there were stock options outstanding under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The plan granted additional incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2018 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2018 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2018 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2018 Plan. The maximum number of shares that may be granted under the 2018 Plan is 8,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company. All stock options outstanding as of December 31, 2020 were non-qualified stock options, had exercise prices equal to the market price on the date of grant and had expiration dates 10 years from the date of grant.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	7,401,677	$0.39	598,323
Equity compensation plans not approved by security holders	2,200,000	0.34	-
Total	9,601,677	$0.39	598,323

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended December 31, 2020, the Company issued 1,250,000 shares of common stock for services valued at approximately $437,500 with no material fees. As of December 31, 2020, the Company has amortized $96,787 of the services, with the remainder being amortized during the years ended December 31, 2021 and 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2020.

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

Results of Operations - Years Ended December 31, 2020 vs. December 31, 2019

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2020 and 2019, which are included herein.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	December 31,
	2020	2019	Change
Revenue	$5,927,173	$5,872,767	$54,406
Cost of revenue	4,107,556	3,794,196	313,360
Operating Expenses	3,217,188	2,977,739	239,449
Net loss	$(1,498,926)	$(980,225)	$518,701

Revenues increased by $54,406 or 1% for the fiscal year ended December 31, 2020 compared with the fiscal year ended December 31, 2019.

Cost of revenue increased by $313,360 or 8% compared with the prior fiscal year. There was an increase of IT personnel related to managed services costs of approximately $391,700 for new customers, a decrease of approximately $52,100 of fixed assets depreciated and a decrease of approximately $60,200 of professional services costs.

Operating expenses increased by $239,449 or 8% compared with the prior fiscal year. There was an increase in compensation and commission expense, which was partially offset by decreases in travel and rent expense. The Company’s management is continuing to control operating expenses while also implementing management growth strategies.

The Company incurred a net loss of $1,498,926 and $980,225 for the fiscal years ended December 31, 2020 and 2019, respectively. The increase in the net loss is primarily related to a decrease in the gross margin and an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31, 2020	December 31, 2019
Current assets	$2,459,189	$2,413,948
Current liabilities	2,160,942	2,905,964
Working capital	$298,247	$(492,016)

Cash Flows	Year Ended
	December 31,
	2020	2019
Cash flows (used in) provided by operating activities	$(1,445,924)	$2,052,916
Cash flows used in investing activities	(64,719)	(113,557)
Cash flows provided by (used in) financing activities	1,559,554	(336,605)
Net increase in cash during period	$48,911	$1,602,754

At December 31, 2020, the Company had cash of $1,806,606. The increase in cash of $48,911 from the December 31, 2019 cash balance of $1,757,695 was related to financing under the Payroll Protection Program and long-term convertible notes issued by the Company offset by repayment of lease obligations and a decrease in deferred revenue.

Net cash used in investing activities for the fiscal year ended December 31, 2020 was $64,719 with $113,557 being used for the fiscal year ended December 31, 2019. During the year ended December 31, 2020, the Company repaid debt related to the acquisition and purchased equipment and software licenses. During the year ended December 31, 2019, the use of cash was primarily for the payments related to the acquisition of contracts completed during the year ended December 31, 2018, this was partially offset by cash from the sale of certain unused assets.

Net cash flows provided by (used in) financing activities for the fiscal year ended December 31, 2020 was $1,559,554 compared to ($336,605) for the fiscal year ended December 31, 2019. During the year ended December 31, 2020, the Company received $1,050,000 proceeds from the issuance of convertible debt and financing under the Payroll Protection Program of $710,500, offset by repayments of finance lease obligations of $200,946. During the year ended December 31, 2019, the Company issued 745,778 shares of common stock and received $288,001 with no material fees and primarily offset by repayments of financed lease obligations of $441,991 and repayment of factoring credit liability of $169,257 in 2019.

Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand, expected cash flow from operations, debt issuances and short-term debt from the factoring of receivables. With the prepayment of annual services from two customers, the current monthly recurring revenue and the existing cash on hand, management believes the cash flow from operations and cash on hand will be sufficient to finance operations over the next twelve months.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that there a $26,000 and $10,000 allowance required for the fiscal years ended December 31, 2020 and 2019. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the years ended December 31, 2020 and December 31, 2019.

Convertible Debt and Securities

The Company follows beneficial conversion feature guidance in ASC 470-20, which applies to convertible stock as well as convertible debt. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. The beneficial conversion feature guidance requires recognition of the conversion option's in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as interest over the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the expense must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. Early adoption is permitted. The impact of adopting this ASU did not have a material impact on its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company expects the primary impacts of this new standard will be to increase the carrying value of its Convertible Debt and reduce its reported interest expense. In addition, the Company will be required to use the if-converted method for calculating diluted earnings per share. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

nDivison Inc.

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of nDivision Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of nDivision Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Marlton, New Jersey
March 30, 2021

NDIVISION INC
CONSOLDIATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$1,806,606	$1,757,695
Accounts receivable, net (allowance for doubtful accounts was $26,000 at December 31, 2020 and $10,000 at December 31, 2019)	531,244	548,825
Prepaid expenses	121,339	107,428
Total current assets	2,459,189	2,413,948

Equipment and software licenses - at cost, less accumulated depreciation and amortization	540,918	210,004

Other assets
Intangible asset, less accumulated amortization	455,320	657,871
Right-of-use asset	441,940	542,975
Total other assets	897,260	1,200,846

Total assets	$3,897,367	$3,824,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$153,427	$137,582
Accrued liabilities	373,487	479,081
Deferred revenue	870,184	1,977,825
Current portion of note payable	514,678	-
Current portion of acquisition note payable	18,102	57,492
Current portion of operating lease payable	105,615	124,452
Current portion of finance lease obligations	125,449	129,532
Total current liabilities	2,160,942	2,905,964

Note payable	195,822	-
Acquisition note payable	-	14,666
Convertible notes payable, net of discount	734,282	-
Operating lease payable, net of current portion	336,520	412,302
Finance lease obligations, net of current portion	380,209	27,006
Total long-term liabilities	1,646,833	453,974

Commitments

Stockholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 42,499,783 and 41,249,783 shares issued and outstanding, respectively	42,500	41,250
Additional paid in capital	7,160,175	6,037,767
Accumulated deficit	(7,113,083)	(5,614,157)
Total stockholders' equity	89,592	464,860
Total liabilities and stockholders' equity	$3,897,367	$3,824,798

The accompanying notes are an integral part of these consolidated financial statements.

NDIVISION INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Service revenue	$5,927,173	$5,872,767

Service costs	4,107,556	3,794,196

Gross profit	1,819,617	2,078,571

Operating expenses
Selling, general and administrative expenses	3,217,188	3,008,496
Change in contingent consideration	-	(30,757)
	3,217,188	2,977,739

Loss from operations	(1,397,571)	(899,168)

Other (expense) income
Interest expense	(109,810)	(81,057)
Other income	8,455	-
Other (expense) income	(101,355)	(81,057)

Net loss before income tax	(1,498,926)	(980,225)

Income tax expense	-	-

Net loss	(1,498,926)	(980,225)

Basic and diluted loss per share	$(0.04)	$(0.02)

Weighted average shares outstanding	41,437,625	41,014,810

The accompanying notes are an integral part of these consolidated financial statements.

NDIVISION INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	Par	In Capital	Deficit	Equity
2020
Balance, December 31, 2019	41,249,783	$41,250	$6,037,767	$(5,614,157)	$464,860

Amortization of stock option and warrant expense	-	-	690,571	-	690,571

Beneficial conversion feature	-	-	336,300	-	336,300

Common stock issued for services	1,250,000	1,250	95,537	-	96,787

Net loss	-	-	-	(1,498,926)	(1,498,926)

Balance, December 31, 2020	42,499,783	$42,500	$7,160,175	$(7,113,083)	$89,592

2019
Balance, December 31, 2018	40,504,005	$40,504	$5,184,493	$(4,633,932)	$591,065

Amortization of stock option and warrant expense	-	-	566,019	-	566,019

Common stock issued for cash, net	745,778	746	287,255	-	288,001

Net loss	-	-	-	(980,225)	(980,225)

Balance, December 31, 2019	41,249,783	$41,250	$6,037,767	$(5,614,157)	$464,860

The accompanying notes are an integral part of these consolidated financial statements.

NDIVISION INC
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,498,926)	$(980,225)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	432,278	511,142
Provision for doubtful accounts	24,624	22,413
Amortization of beneficial conversion feature	20,582	-
Non-cash lease expense	101,035	12,968
Stock based compensation	787,358	566,019
Loss on sale of assets	88	4,533
Change in contingent consideration	-	(30,757)
Changes in assets and liabilities
Accounts receivable	(7,043)	(93,064)
Prepaid expenses	(13,911)	135,221
Accounts payable and accrued liabilties	(89,749)	(53,970)
Deferred revenue	(1,107,641)	1,977,825
Operating lease payable	(94,619)	(19,189)
Net cash (used in) provided by operating activities	(1,445,924)	2,052,916

Cash flows from investing activities
Repayment of debt related to acquisition	(54,056)	(88,262)
Proceeds from sale of equipment and software license	401	31,699
Acquisition of equipment and software licenses	(11,064)	(56,994)
Net cash used in investing activities	(64,719)	(113,557)

Cash flows from financing activities
Proceeds from issuance of common stock, net	-	288,001
Proceeds of Paycheck Protection note payable	710,500	-
Repayment factor credit facility	-	(169,257)
Proceeds (repayments) of notes payable	1,050,000	(13,358)
Repayment of finance lease obligations	(200,946)	(441,991)
Net cash provided by (used in) financing activities	1,559,554	(336,605)

Net increase in cash	48,911	1,602,754
Cash, beginning of year	1,757,695	154,941
Cash, end of year	$1,806,606	$1,757,695

Supplemental cash flow disclosures
Interest paid	$33,318	$60,024
Non-cash financing activities
Operating lease asset obtained in exchange for operating lease obligation	$34,000	$555,943
Purchase of equipment under capital lease	$550,066	$-
Beneficial conversion feature	$336,300	$-

The accompanying notes are an integral part of these consolidated financial statements.

nDivision Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

During the year ended December 31, 2020, the Company received proceeds from the issuance of notes payable of approximately $1,760,500. The Company also has working capital of $298,247 at December 31, 2020.

Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand and expected cash flow from operations, in addition to the issuance of additional convertible debt to invest in sales and marketing activities. Management believes the expected cash flow from operations, cash flow from the issuance of convertible notes and cash on hand will be sufficient to finance operations over the next twelve months from the date of this report.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, as of August the Company has transitioned its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

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

The Company’s cash balances are primarily maintained at a single bank. Balances are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that a $26,000 and $10,000 allowance was required for the fiscal years ended December 31, 2020 and 2019, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the years ended December 31, 2020 and December 31, 2019.

Paycheck Protection Note Payable

The Company received a loan from the Paycheck Protection Program in the amount of $710,500 established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The loan is subject to a note dated May 2, 2020 and may be forgiven to the extent proceeds of the loan are used for eligible expenditures such as payroll and other expenses described in the CARES Act. No determination has been made as to whether the Company will be eligible for forgiveness, in whole or in part. The loan bears interest at a rate of 1% and is payable in monthly installments of principal and interest over 24 months beginning 6 months from the date of the note. The loan may be repaid at any time with no prepayment penalty.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivable. See Note 15 for significant customer concentration disclosure.

Cash is maintained with a major financial institution in the United States and may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Equipment and Software Licenses

Equipment and software licenses are stated at cost. Depreciation is calculated using the straight-line method over an estimated useful life of one to ten years.

Convertible Debt and Securities

The Company follows beneficial conversion feature guidance in ASC 470-20, which applies to convertible stock as well as convertible debt. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. The beneficial conversion feature guidance requires recognition of the conversion option's in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as interest over the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the expense must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 9,488,750 and 2,585,177 of common stock equivalents excluded for the fiscal years ended December 31, 2020 and 2019, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $56,943 and $92,144 for the fiscal years ended December 31, 2020 and 2019, respectively and is included in selling, general and administrative expenses.

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

Leases

The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use ("ROU") assets are included in right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liabilities and operating lease liabilities, net of current portion, respectively on the consolidated balance sheets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2020, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

4. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Recently Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. Early adoption is permitted. The impact of adopting this ASU did not have a material impact on its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company expects the primary impacts of this new standard will be to increase the carrying value of its Convertible Debt and reduce its reported interest expense. In addition, the Company will be required to use the if-converted method for calculating diluted earnings per share. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future consolidated financial statements.

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	December 31, 2020	December 31, 2019

Equipment and software	$599,900	$489,151
Software licenses	1,302,141	868,041
	1,902,041	1,357,192
Less - Accumulated depreciation and amortization	(1,361,123)	(1,147,188)
	$540,918	$210,004

Depreciation and amortization expense related to assets for the fiscal years ended December 31, 2020 and 2019 was approximately $58,157 and $31,614 respectively.

Included in the above paragraph is depreciation and amortization expense related to leased assets for the years ended December 31, 2020 and 2019 was approximately $171,570 and $276,505, respectively.

During the year ended December 31, 2020, the Company disposed of $16,105 of equipment and software and related accumulated depreciation of $15,792, for proceeds of $401 which resulted in a gain $88.

During the year ended December 31, 2019, the Company disposed of $790,803 of equipment and software and related accumulated depreciation of $754,570, for proceeds of $31,699 which resulted in a gain $4,533.

6. INTANGIBLE ASSETS

Intangible Assets

As of December 31, 2020

	Useful Life	Cost	Accumulated Amortization	Net Book Value

Service Contracts	5	$1,012,335	$557,015	$455,320

There was approximately $202,551 of amortization expense for the fiscal year ended December 31, 2020 and 2019. Service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next three years, annual amortization expense for these finite life intangible assets will total approximately $455,320, as follows: fiscal 2021- $202,551, fiscal 2022- $202,551, fiscal 2023 - $50,218.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on several factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. As of December 31, 2020 and 2019, the Company has not recorded any impairments.

7. ACCRUED LIABILITIES

	December 31,	December 31,
	2020	2019
Accrued compensation	$138,707	$128,942
Accrued interest	23,185	-
Accrued sales tax	23,525	140,683
Accrued franchise tax	11,832	5,000
Accrued professional fees and other payables	176,238	204,456
Total accrued liabilities	$373,487	$479,081

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The receivables under factoring arrangements are recorded within accounts receivable and factoring credit facility. The balance of the accounts receivable amount factored, and the related factor payable is $0 as of December 31, 2020 and 2019. The Company has recognized $0 and $24,676 in interest expense related to these arrangements for the fiscal year ended December 31, 2020 and 2019, respectively.

9. NOTE PAYABLE

On May 2, 2020, the Company entered into a Paycheck Protection Program loan for $710,500 in connection with the CARES Act related to COVID-19. $514,678 of the Paycheck Protection Program loan is classified as current. The promissory note has a fixed payment schedule, commencing ten months following the funding of the note and consisting of seventeen monthly payments of principal and interest, with the principal component of each payment based upon the level of amortization of principal over a two year period from the funding date. A final payment for the unpaid principal and accrued interest will be payable no later than May 2, 2022. The note will bear interest at a rate of 1.00% per annum and is deferred for the first six months of the loan. Certain portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. The Company is in the process of applying for forgiveness of this loan, however at the date of this report has not submitted the application.

10. CONVERTIBLE NOTES PAYABLE

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

During the year ended December 31, 2020, the Company entered several promissory notes with various investors of the Company with a face value of $1,050,000, $200,000 of which to a related party (“the Notes”). The Notes have an initial beneficial conversion feature valued at $336,300, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. For the year ended December 31, 2020, the Company has amortized $20,582 of the discount to interest expense. The notes have an interest rate of 8%. The principle and interest of the note is due in full during 2022 or can be converted into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a Qualified Offering.

11. LEASE OBLIGATIONS

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

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended
2021	$161,394
2022	145,374
2023	125,790
2024	116,918
2025	43,970

Total	593,446
Less: interest	(87,788)
Present value of net minimum lease payments	505,658

Short term	125,449
Long term total	$380,209

Lease payments for the years ended December 31, 2020 and 2019 aggregated approximately $194,478 and $494,691, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $509,050 and $125,553 as of December 31, 2020 and 2019, respectively.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2020 are:

Weighted average remaining lease term	47 Months
Weighted average incremental borrowing rate	5.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of December 31, 2020:

2021	$105,615
2022	129,392
2023	131,859
2024	120,871
2025	-
Total undiscounted future minimum lease payments	487,737
Less: Imputed interest	(45,602)
Present value of operating lease obligation	$442,135

The Company has one leased facility which is office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component.

For the year ended December 31, 2020, the components of lease expense, included in cost of services and general and administrative expenses and the related interest expense in the consolidated statements of operations income, are as follows:

December 31, 2020
Operating lease cost:
Operating lease cost	$124,457

Financing lease cost:
Amortization of leased assets	99,662
Interest expense	24,817
Total lease cost	$124,479

12. STOCK BASED COMPENSATION

Number of options outstanding:
2018 Equity Incentive Plan	7,401,677
Options granted not part of a shareholder approved plan	2,200,000

December 31, 2020	9,601,677

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

The following table reflects the stock options for year ended December 31, 2020 and 2019:

A summary of stock option activity is as follows:

	2020	2019

Number of options outstanding:
Beginning of year	6,939,178	5,901,678
Granted	2,825,000	1,325,000
Exercised, converted	-	-
Forfeited / exchanged / modification	(162,501)	(287,500)

End of year	9,601,677	6,939,178

Number of options exercisable at end of year	6,513,572	3,507,661
Number of options available for grant at end of year	598,323	1,060,822

Weighted average option prices per share:
Granted during the year	$0.30	$0.61
Exercised during the year	-	-
Terminated during the year	0.60	0.38
Outstanding at end of year	0.39	0.45
Exercisable at end of year	$0.40	$0.39

Stock-based compensation expense attributable to stock options, restricted stock awards and warrants was $787,358 for the year ended December 31, 2020. As of December 31, 2020, there was approximately $1,419,423 of unrecognized compensation expense related to unvested stock options, restricted stock awards and warrants outstanding, and the weighted average vesting period for those options and warrants was 5 years.

During the year ended December 31, 2020, the Company granted options to purchase 625,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.35 per common share. Total value was approximately $190,175.

On August 11, 2020, the Company issued an option to an employee to purchase up to 2,000,000 shares of common stock at a per common share price of $0.34 per common share and an average expected life of 6.5 years. The option vests over 5 years; 400,000 shares on the employees 12 month anniversary and vests the remaining 1,600,000 shares 1/48th per month over the following 48 months. Total value of this option was $597,214. These shares were not part of the Shareholder approved stock option plan and issued as an inducement of the employee.

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

During the year ended December 31, 2019, the Company granted options to purchase 1,325,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.61 per common share. Total value was approximately $755,000.

	2020	2019

Expected option life (years)	7.5	6.5
Expected stock price volatility	114-116%	137-145%
Expected dividend yield	—%	—%
Risk-free interest rate	2.07%	2.40-2.90%

During the year ended December 31, 2020, the Company issued a warrant to a related party consultant to purchase up to 750,000 shares of common stock at a per common share price of $0.625. The consulting contract is for eighteen months and the warrant term is eighteen months. The warrant vests immediately and the total value was approximately $174,000.

The Gamwell contract acquisition warrants remain outstanding. The warrant can be exercised for 122,752 of the Company’s common stock at an exercise price of $0.375 per share and expire April 23, 2028.

13. COMMON STOCK

During the years ended December 31, 2020 and 2019, the Company issued the following stock:

2020

During the year ended December 31, 2020, the Company entered into three consulting agreements in which 1,250,000 shares of common stock, valued at $0.35 per share, were issued for consulting services. The value of these shares was $437,500, of which $95,537 was recognized as stock compensation expense during the year ended December 31, 2020 and the remainder of the services and value to be amortized during the years ended December 31, 2021 and 2022.

2019

The Company issued approximately 745,778 shares of common stock and received $288,001 with no material fees.

14. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent $72,500 for the year ended December 31, 2020 and $90,000 for the year ended December 31, 2019. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

The Company obtained $200,000 in debt and granted a warrant to a related party, see note 10 and 12 for additional related party transaction details.

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

Net revenues for the years ended December 31, 2020 and 2019 include revenues from significant customers as follows:

	Year Ended December 31,
	2020	2019
Customer A	43%	44%
Customer C	27%	6%

Accounts receivable balances as of December 31, 2020 and 2019 from significant customers are as follows:

	December 31,	December 31,
	2020	2019
Customer A	79%	75%
Customer D	0%	17%
Customer E	14%	0%

16. INCOME TAXES

Year Ended December 31,
	2020	2019
Current expense (benefit):
Federal	$-	$-
State	-	-
Total current expense (benefit):	-	-

Deferred expense (benefit):
Federal	-	-
State	-	-
Total deferred expense (benefit):	-	-

Total income tax expense (benefit):	$-	$-

A reconciliation of the Company’s tax provision for (benefit from) income taxes as computed by applying the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Income at US Statutory Rate	$(439,687)	$(211,240)
State taxes, net of Federal benefit	-	-
Valuation allowance	439,687	211,240
Total	$0	$0

The net deferred income tax asset balance related to the following:

	Years Ended December 31,
	2020	2019

Net Operating Losses	$1,391,824	$1,032,904
Stock Options	335,726	250,182
Other	806	240
Total Deferred tax assets	$1,728,356	$1,283,326
Depreciation	(17,358)	(12,015)
Total deferred tax liability	$(17,358)	$(12,015)
Deferred tax asset (liability)	$1,710,998	$1,271,311
Valuation allowance	(1,710,998)	(1,271,311)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $6,627,773.

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

17. SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company entered into several promissory notes with various investors of the Company with a face value of $535,000 (“the Notes”). The Notes have a beneficial conversion feature valued at $389,500, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 8% and are payable quarterly and twelve months after issuance, 1/12 of the principle will repaid monthly. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a Qualified Offering.

On January 15, 2021, the Company leased equipment under a finance lease. The lease is for three years with a monthly payment of $856. The finance lease obligation is secured by the underlying leased assets valued at $24,788.

On January 12, 2021, the Company issued 500,000 common stock options to an individual for services rendered valued at $243,964. The option vests 20% on January 12, 2022 with the remainder vesting monthly over 48 months.

Subsequent to December 31, 2020, the Company issued 85,103 shares of common stock related to the cashless exercise of stock options.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our Board of Directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Hixon	President, Chief Executive Officer, Director	61	June 2011
Brad Wiggins	Chief Administrative Officer	45	June 2011
Justin Roby	Chief Technology Officer, Director	38	June 2011
Michael Beavers	Chief Commercial Officer, Director	38	March 2018
Lane Sorgen	Chief Revenue Officer	55	September 2020
Andrew Norstrud	Chief Financial Officer	47	January 2019
Larry King	Director	66	November 2017
Sean McIlrath	Director	44	November 2017
Philip Keith Morrow	Director	61	May 2019

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Alan Hixon, 60, Chief Executive Officer, Director. Mr. Hixon has over 35 years of experience in the information technology industry. Mr. Hixon has been the Chief Executive Officer of nDivision Inc. since June of 2011. Mr. Hixon led the Company to be a leading managed services and professional services partner for several large companies. nDivision Inc. provides managed services and help desk services to several national and international customers and supports customers in 45 countries on six continents. Mr. Hixon graduated from Salvatorian College.

Brad Wiggins, 45, Chief Administrative Officer. Mr. Wiggins has over 15 years of experience in the information technology and engineering industries. Mr. Wiggins has been a director of nDivision Inc. since June of 2011. As Chief Solutions Architect for nDivision, Mr. Wiggins built a reseller business which generated cash flow to fund nDivision Inc.’s growth. Mr. Wiggins then assumed the role of Chief Administrative Officer and was responsible for non-technical business processes. Mr. Wiggins attended the School of Mechanical/Aerospace Engineering at the University of Texas Arlington.

Justin Roby, 38, Chief Technology Officer, Director. Mr. Roby has worked in the software, and information technology industries for over 15 years. Mr. Roby has served as Chief Technology Officer and as a director of nDivision Inc. since June of 2011. Mr. Roby was responsible for handling advanced technologies to gain a competitive advantage in the information technology services industry. Mr. Roby also utilized sophisticated technology to improve nDivision Inc.’s internal processes, reduce human labor, improve accuracy and increase efficiencies.

Michael Beavers, 38, Chief Commercial Officer, Director. Mr. Beavers has over 10 years of experience in the information technology industry. Mr. Beavers worked for nDivision Inc. since 2012 and has served as a director since March of 2015. While working for nDivision Inc., Mr. Beavers played a lead role in hiring long tenured and key employees as well as developing the current capabilities and standards delivered to nDivision Inc.’s customers.

Lane Sorgen, age 55, joined the Company in September of 2020 as the Chief Revenue Officer. Mr. Sorgen was previously the Vice President of Microsoft’s Walmart Partnership and Vice President of Microsoft’s South-Central US. Previous to Vice President of Microsoft’s South-Central US, Mr. Sorgen held other sales leadership roles at Microsoft including Vice President of the Small & Medium Business segment, and multiple General Manager roles. Mr. Sorgen started his career as a software developer working for multiple companies before being promoted to Project Manager at The Promus Companies where he led the largest Microsoft commercial development project in the world. This led him to join Microsoft in the technical ranks first serving as a Product Manager in the Developer tools followed by Managing Consulting Services for Microsoft’s Great Lakes geography.

Mr. Sorgen holds a Bachelor’s of Business Administration Degree with Accounting and Computer Information Technology majors from Delta State University and a Master of Business Administration from Christian Brothers University.

Andrew J. Norstrud, 47, Chief Financial Officer. Mr. Norstrud joined nDivision in January of 2019, however, has been consulting with nDivsion’s management team and accounting department since March of 2018. Prior to joining nDivision, Mr. Norstrud served as the Chief Financial Officer for Gee Group Inc. from April 1, 2015 until June 15, 2018. Mr. Norstrud joined the Company in March 2013 as CFO and served as CEO and CFO from March 7, 2014 until April 1, 2015. Mr. Norstrud served as a director of GEE Group Inc. from March 7, 2014 until August 16, 2017. Prior to GEE Group Inc., Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc. (XPO Logistics), and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. Mr. Norstrud is a Florida licensed Certified Public Accountant.

Larry King, 66, Director. From June 2009 through June 2015, Mr. King was a Partner at BKD, LLP, and was responsible for management, marketing, branding, client service as well as all phases of integration and assimilation of the firm’s Dallas, TX and Waco, TX offices. From June 2015 through present, Mr. King has been an executive officer of WhamTech, Inc. From March 2015 through present, Mr. King has been the founder and managing partner of King Strategy, LLC. Mr. King has served on the advisory board, or the Board of Directors, for over fifteen companies, and is currently serving on the advisory boards of WhamTech, Inc, Kwivik Therapeutics, Inc., BlockQAI, LLC, and Amegy Bank-Dallas. Mr. King is a Certified Public Accountant and a Chartered Global Management Accountant and received a Bachelor of Science in Accounting and Operations Research from Babson College.

Sean McIlrath, 44, Director. From January 2013 through October 2013, Mr. McIlrath served as Area Vice President of Finance and Retail Vertical Sales for Verizon Corp., where he was responsible for managing recurring revenue from new and existing clients and handled issues between business strategy and information technology. From October 2013 through 2021, Mr. McIlrath served as the Vice President and General Manager for IPsoft, and was responsible for customer relationships, sales, and automation for the company’s south region.

Philip Keith Morrow, 61, Director. Mr. Morrow, is currently a technology executive at Epsilon, an all-encompassing global marketing innovator with over 8,000 employees and generating more than $2.1 billion in revenue. The firm provides a broad range of marketing services spanning database marketing, direct mail, email marketing, web development, loyalty programs, analytics, data services, strategic consulting and creative services. In his role, Mr. Morrow acts as a trusted advisor to the Executive Leadership Team and implements innovative, transformative technology solutions that provide the company a competitive advantage over their peers. In addition, he is responsible for all Information Technology (IT), Cyber Security, and Technology Compliance, as well as the integration of new game-changing technology into the company. He currently serves on the advisory board of Technology Spa, an early stage technology company focused on Cloud Strategy, Governance, and DevOps as a Service. In his previous role as EVP Shared Service & Global CIO for Epsilon, he was responsible for creating and implementing the company’s IT strategy to deliver operational excellence across Epsilon’s data centers and network, as well as managing the production support functions. Morrow was integral in the design, development and successful launch of Epsilon’s digital product offerings, including Agility Harmony, a cloud-based, omni-channel marketing and analytics platform recognized as one of the top 13 most significant technologies in the space. Mr. Morrow previously founded an effectiveness consultancy, K. Morrow Associates, and prior to that was the EVP/CIO at Blockbuster Inc. and 7-Eleven, Inc. While in those roles, he was named to CIO Magazine’s CIO 100 for three consecutive years and was inducted into the CIO Hall of Fame by the CIO Magazine in 2008.

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

Board and Committee Meetings

Our Board of Directors held five formal meetings and executed eleven consents during the year ended December 31, 2020. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee met twice during the year ended December 31, 2020.

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

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met four times during the year ended December 31, 2020.

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

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants but has not done so. The Compensation Committee met once during the year ended December 31, 2020.

The Compensation Committee is presently composed of three non-employee, independent directors: Sean McIlrath (Chairman), Philip Keith Morrow and Larry King.

The Compensation Committee also has the responsibility to make recommendations to the Board of Directors regarding the compensation of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers;

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Hixon	2020	$150,000	$22,500	-	$-	-	-	-	$172,500
President, CEO,and Director	2019	$173,233	-	-	$-	-	-	-	$173,233

Andrew Norstrud,	2020	$72,500			$-				$72,500
Chief Financial Officer	2019	$90,000			$-				$90,000

Brad Wiggins,	2020	$150,000	$22,500	-	$-	-	-	-	$172,500
Chief Administrative Officer	2078	$172,233	-	-	$-	-	-	-	$172,233

Justin Roby,	2020	$139,000	$46,500	-	$-	-	-	-	$185,500
Chief Technology Officer	2019	$172,833	-	-	$-	-	-	-	$172,833

Michael Beavers,	2020	$150,000	$22,500	-	$152,100	-	-	-	$324,600
Chief Commercial Officer	2019	$151,200	$-	$-	$-	-	-	-	$151,200

Lane Sorgen, Chief Revenue Officer	2020	$83,333	$12,500	-	$758,000				$753,533

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

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Alan Hixon President,	1,600,000	-		$0.375	2/13/2028
CEO, and Director
Andrew Norstrud,	300,000	-		$0.375	3/9/2028
Chief Financial Officer	20,000			$0.625	8/22/2028
Brad Wiggins,	600,000	-		$0.375	2/13/2028	-	-	-	-
Chief Administrative Officer
Justin Roby,	750,000	-		$0.375	2/13/2028
Chief Technology Officer
Michael Beavers,	500,000	-		$0.35	7/31/2030
	404,957	80,991		$0.375	2/13/2028
Chief Commercial Officer	755,556	44,444		$0.375	2/13/2028
Lane Sorgen,	166,667	1,833,333		$0.344	8/11/2030
Chief Revenue Officer	200,000			$0.35	8/27/2030
Larry King, Director	17,361	107,639		$0.35	7/31/2030
	225,000	-		$0.375	2/13/2028
Sean McIlrath, Director	225,000	-		$0.375	2/13/2028
Philip Keith Morrow, Director	121,875	103,125		$0.49	5/13/2029

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2020 there were options granted for 625,000 shares and options granted for 2,200,000 shares outside of the shareholder approved plan; no options exercised by our named officers.

During our fiscal year ended December 31, 2020 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership, as of March 29, 2021 of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 29, 2021, there were 42,584,886 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Alan Hixon 4925 Greenville Ave., Suite 200 Dallas TX 75206	9,236,319	(2)	21.69%
Brad Wiggins 4925 Greenville Ave., Suite 200 Dallas TX 75206	8,236,319	(3)	19.34%
Justin Roby 4925 Greenville Ave., Suite 200 Dallas TX 75206	8,386,319	(4)	19.69%
Michael Beavers 4925 Greenville Ave., Suite 200 Dallas TX 75206	2,544,826	(5)	5.98%
Lane Sorgen 4925 Greenville Ave., Suite 200 Dallas TX 75206	200,000	(6)	0.47%
Andrew Norstrud 4925 Greenville Ave., Suite 200 Dallas TX 75206	420,000	(7)	0.99%
Larry King 4925 Greenville Ave., Suite 200 Dallas TX 75206	259,722	(8)	0.61%
Sean McIlrath 4925 Greenville Ave., Suite 200 Dallas TX 75206	225,000	(9)	0.53%
Philip Keith Morrow 4925 Greenville Ave., Suite 200 Dallas TX 75206	146,875	(10)	0.34%
Directors and Executive Officers as a Group	29,655,380		69.64%
Nuwa Group, LLC 1415 Oakland Blvd, Suite 219 Walnut Creek, CA 94596	4,245,681	(11)	9.97%

34

__________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2021. As of March 29, 2021, there were 42,584,886 shares of our company’s common stock issued and outstanding.

(2)	Represents (i) 7,636,319 shares of common stock and (ii) 1,600,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.
(3)	Represents (i) 7,636,319 shares of common stock and (ii) 600,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.
(4)	Represents (i) 7,636,319 shares of common stock and (ii) 750,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.
(5)

Represents (i) 1,133,878 shares of common stock and (ii) 1,410,948 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 375,000 shares issuable upon vesting and exercise of remaining stock option.

(6)

Represents (i) 200,000 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 2,000,000 shares issuable upon vesting and exercise of remaining stock option.

(7)	Represents (i) 100,000 shares of common stock and (ii) 420,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.
(8)

Represents (i) 259,722 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 90,278 shares issuable upon vesting and exercise of remaining stock option.

(9)	Represents (i) 225,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.
(10)

Represents (i) 146,875 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 78,125 shares issuable upon vesting and exercise of remaining stock option.

(11)

Represents (i) 2,711,402 shares of common stock, (ii) 750,000 shares issuable upon the exercise of a warrant and 261,500 shares underlying a convertible note, assuming a conversion price of $0.40 per share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended December 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The Board of Directors has determined that Larry King, Philip Keith Morrow and Seth McIlrath are independent directors under the listing standards.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2020 and for fiscal year ended December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Audit Fees	$93,450	$88,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$93,450	$88,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.2	Amended Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.3	Bylaws (Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019)
10.1	Form of Subscription Agreement for Convertible Note Offering (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2021)
10.2	Form of Convertible Note (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2021)
14.1	Whistle Blower Policy (Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019)
14.2	Code of Business Conduct (Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.01*	Section 302 Certification by the Principal Executive Officer
31.02*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.01**	Section 906 Certification by the Principal Executive Officer
32.02**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NDIVISION INC.
(Registrant)

Dated: March 30, 2021	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 30, 2021	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2021	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 30, 2021	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 30, 2021	/s/ Justin Roby
Justin Roby
Chief Technology Officer, Director

Dated: March 30, 2021	/s/ Michael Beavers
Michael Beavers
Chief Commercial Officer, Director

Dated: March 30, 2021	/s/ Philip Keith Morrow
Philip Keith Morrow
Director

Dated: March 30, 2021	/s/ Larry King
Larry King
Director

Dated: March 30, 2021	/s/ Sean McIlrath
Sean McIlrath
Director

