Form 10-Q
period 2021-03-31
nDivision Inc.
filed 2021-05-14
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

____________________________________________________________

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

42,648,225 common shares issued and outstanding as of May 13, 2021.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION, INC.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended March 31, 2021

NDIVISION INC
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$1,721,369	$1,806,606
Accounts receivable, net (allowance for doubtful accounts was $10,000 at March 31, 2021 and $26,000 at December 31, 2020)	498,220	531,244
Prepaid expenses	229,783	121,339
Total current assets	2,449,372	2,459,189

Equipment and software licenses - at cost, less accumulated
depreciation and amortization	517,304	540,918

Other assets
Intangible asset, less accumulated amortization	404,682	455,320
Right-of-use asset	416,344	441,940
Total other assets	821,026	897,260

Total assets	$3,787,702	$3,897,367

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$257,530	$153,427
Accrued liabilities	514,618	373,487
Deferred revenue	702,803	870,184
Current portion of note payable	634,244	514,678
Current portion of acquisition note payable	3,800	18,102
Current portion of operating lease payable	87,887	105,615
Current portion of finance lease obligations	170,199	125,449
Total current liabilities	2,371,081	2,160,942

Note payable	76,256	195,822
Convertible notes payable, net of discount	923,241	734,282
Operating lease payable, net of current portion	328,154	336,520
Finance lease obligations, net of current portion	329,774	380,209
Total long-term liabilities	1,657,425	1,646,833

Commitments

Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 42,584,886 and 42,499,783 shares issued and outstanding, respectively	42,585	42,500
Additional paid in capital	8,077,882	7,160,175
Accumulated deficit	(8,361,271)	(7,113,083)
Total stockholders' (deficit) equity	(240,804)	89,592
Total liabilities and stockholders' (deficit) equity	$3,787,702	$3,897,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2021	2020

Service revenue	$1,377,454	$1,666,890

Service costs	1,142,023	1,020,152

Gross profit	235,431	646,738

Operating expenses
Selling, general and administrative expenses	1,370,594	735,953
	1,370,594	735,953

Loss from operations	(1,135,163)	(89,215)

Other (expense) income
Interest expense	(113,236)	(30,047)
Other income	211	-
Other (expense) income	(113,025)	(30,047)

Net loss before income tax	(1,248,188)	(119,262)

Income tax expense	-	-

Net loss	(1,248,188)	(119,262)

Basic and diluted loss per share	$(0.03)	$(0.00)

Weighted average shares outstanding	42,519,640	41,249,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Unaudited)

	Common Stock	Common Stock	Additional Paid	Accumulated	Total Shareholders'
	Shares	Par	In Capital	Deficit	(Deficit) Equity
2020
Balance, December 31, 2019	41,249,783	$41,250	$6,037,767	$(5,614,157)	$464,860

Amortization of stock option and warrant expense	-	-	145,797	-	145,797

Net loss	-	-	-	(119,262)	(119,262)

Balance, March 31, 2020	41,249,783	$41,250	$6,183,564	$(5,733,419)	$491,395

2021
Balance, December 31, 2020	42,499,783	$42,500	$7,160,175	$(7,113,083)	$89,592

Amortization of stock option and warrant expense	-	-	297,417	-	297,417

Beneficial conversion feature	-	-	620,375	-	620,375

Exercise of stock options	85,103	85	(85)	-	-

Net loss	-	-	-	(1,248,188)	(1,248,188)

Balance, March 31, 2021	42,584,886	$42,585	$8,077,882	$(8,361,271)	$(240,804)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(1,248,188)	$(119,262)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	100,463	113,239
Provision for doubtful accounts	(16,000)	(8,190)
Amortization of beneficial conversion feature	70,567	-
Non-cash lease expense	25,596	22,092
Stock based compensation	297,417	145,797
Changes in assets and liabilities
Accounts receivable	49,024	74,973
Prepaid expenses	(154,677)	(22,303)
Accounts payable and accrued liabilities	245,234	1,186
Deferred revenue	(167,381)	(396,361)
Operating lease payable	(26,094)	(10,064)
Net cash used in operating activities	(824,039)	(198,893)

Cash flows from investing activities
Repayment of debt related to acquisition	(14,302)	(12,413)
Acquisition of equipment and software licenses	-	(2,741)
Net cash used in investing activities	(14,302)	(15,154)

Cash flows from financing activities
Proceeds from issuance of notes payable	785,000	-
Repayment of finance lease obligations	(31,896)	(64,714)
Net cash provided by (used in) financing activities	753,104	(64,714)

Net decrease in cash	(85,237)	(278,761)
Cash, beginning of period	1,806,606	1,757,695
Cash, end of period	1,721,369	$1,478,934

Supplemental cash flow disclosures
Interest paid	$10,332	$6,278
Non-cash financing activities
Cashless exercise of options	$85	$-
Purchase of equipment under capital lease	$26,211	$115,968
Beneficial conversion feature	$620,375	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nDivision Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

nDivision Inc. (“nDivision” or the “Company”) was incorporated under the laws of the state of Nevada. nDivision’s registered office is located at 7301 N. State Highway 161, Suite 100, Irving, TX, 75039. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers (GSP). The Company operates in most states of the United States of America.

2. LIQUIDITY

The Company has experienced significant losses and negative cash flows from operations in the past. Management has secured new managed services contracts, implemented a strategy which includes cost reduction efforts, as well as identifying strategic acquisitions to improve the overall profitability and cash flows of the Company.

During the three months ended March 31, 2021, the Company received proceeds from the issuance of convertible notes payable of approximately $785,000. The Company also has working capital of $78,291 at March 31, 2021.

Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand and expected cash flow from operations. Management believes the expected cash flow from operations, and cash on hand will be sufficient to finance operations over the next twelve months from the date of this report.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company has transitioned its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 30, 2021 from which the accompanying December 31, 2020 numbers are derived.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, nDivision Services Inc. (incorporated in the state of Texas). All significant inter-company accounts and transactions are eliminated in consolidation.

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

The Company’s cash balances are maintained at one bank. Balances are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $10,000 and $26,000 as of March 31, 2021 and December 31, 2020, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three months ended March 31, 2021 and 2020.

Paycheck Protection Note Payable

The Company received a loan from the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the amount of $710,500. The loan is subject to a note dated May 2, 2020 and may be forgiven to the extent proceeds of the loan are used for eligible expenditures such as payroll and other expenses described in the CARES Act. Certain portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. The Company has applied for full forgiveness of this loan, however at the date of this report there has been no determination for forgiveness amount. The loan bears interest at a rate of 1% and is payable in monthly installments of principal and interest over 24 months beginning 10 months from the end of the “covered period” as defined in the CARES Act. The loan may be repaid at any time with no prepayment penalty. The Company has not been required to make installment payments as of the date of this report.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivable. See Note 14 for significant customer concentration disclosure.

Cash is maintained with one major financial institution in the United States and may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 15,387,000 of common stock equivalents excluded for the three months ended March 31, 2021 and 6,949,000 of common stock equivalents excluded for the three months ended March 31, 2020, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $158,859 for the three months ended March 31, 2021 and $5,091 for the three months ended March 31, 2020, respectively and is included in selling, general and administrative expenses.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2021, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules were effective for the Company in the first quarter of 2021. The Company determined that the adoption of this ASU had no impact on its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	March 31,	December 31,
	2021	2020
Equipment and software	$626,111	$599,900
Software licenses	1,302,141	1,302,141
	1,928,252	1,902,041
Less - Accumulated depreciation and amortization	(1,410,948)	(1,361,123)
	$517,304	$540,918

Depreciation and amortization expense related to assets for the three months ended March 31, 2021 and 2020 was approximately $49,825 and $62,601, respectively.

Included in the above paragraph is depreciation and amortization expense related to leased assets for the three months ended March 31, 2021 and 2020 of approximately $40,622 and $43,562, respectively.

6. INTANGIBLE ASSETS

Intangible Assets

As of March 31, 2021

	Useful Life	Cost	Accumulated Amortization	Net Book Value

Service Contracts	5	$1,012,335	$607,653	$404,682

There was approximately $50,638 of amortization expense for each of the three month periods ended March 31, 2021 and 2020. Service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next three fiscal years annual amortization expense for these finite life intangible assets will total approximately $404,682 as follows: remainder of fiscal 2021 - $151,914, fiscal 2022 - $202,551, fiscal 2023 - $50,217.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. As of March 31, 2021, the Company has not recorded any impairments.

7. ACCRUED LIABILITIES

	March 31,	December 31,
	2021	2020
Accrued compensation	$258,929	$138,707
Accrued interest	50,638	23,185
Accrued sales tax	7,368	23,525
Accrued franchise tax	16,010	11,832
Accrued professional fees and other payables	181,673	176,238
Total accrued liabilities	$514,618	$373,487

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The Company has not factored any receivables under this agreement for the three months ended March 31, 2021 and 2020.

9. NOTE PAYABLE

On May 2, 2020, the Company entered into a Paycheck Protection Program loan for $710,500 in connection with the CARES Act related to COVID-19. $634,244 of the Paycheck Protection Program loan is classified as current as the Company has not been required to make the installment payments. The promissory note has a fixed payment schedule, with a deferral period for loan payments of either (1) the date that SBA remits the borrower's loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower's loan forgiveness covered period. Therefore estimated commencing payment date is ten months after the 24-week covered period. A final payment for the unpaid principal and accrued interest will be payable no later than May 2, 2022. The note will bear interest at a rate of 1.00% per annum and is deferred for the first six months of the loan. Certain portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. The Company has applied for full forgiveness of this loan, however at the date of this report there has been no determination for forgiveness amount, if any.

10. CONVERTIBLE NOTES PAYABLE

The Company entered several promissory notes with various investors of the Company with a face value of $1,835,000 of which $200,000 is from a related party (“the Notes”) with $785,000 raised during the three months ended March 31, 2021 and $1,050,000 raised during the year ended December 31, 2020. The Notes had an initial beneficial conversion feature valued at $956,675, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. For the three month’s ended March 31, 2021, the Company amortized $24,334 of the discount to interest expense. The notes have an interest rate of 8%. The principle and interest of the notes are due in full beginning September 2022 through March 2023 or can be converted into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a debt or equity offering that occurs subsequent to the date of the closing of the offering that results in gross offering proceeds of at least Five Million Dollars.

11. LEASE OBLIGATIONS

The Company finances certain property and equipment using finance leases. The finance lease obligations represent the present value of the minimum lease payments, net of imputed interest. The finance lease obligations are secured by the underlying leased assets. Leases are payable in monthly installments ranging from $354 to $4,397 including interest, ranging from 3.6% to 12% per annum.

Future minimum lease payments, including principle and interest, under the finance leases for subsequent years are as follows:

Year ended
Remainder of 2021	$127,749
2022	155,642
2023	136,058
2024	117,774
2025	43,970

Total	581,193
Less: interest	(81,220)
Present value of net minimum lease payments	499,973

Short term	170,199
Long term total	$329,774

Lease payments for the three months ended March 31, 2021 and 2020 aggregated approximately $43,057 and $69,745, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $494,638 and $509,050 as of March 31, 2021 and December 31, 2020, respectively.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2021 are:

Weighted average remaining lease term	44 Months
Weighted average incremental borrowing rate	5.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the unaudited condensed consolidated balance sheet as of March 31, 2021:

Remainder of 2021	$73,998
2022	129,392
2023	131,859
2024	120,871
Total undiscounted future minimum lease payments	456,120
Less: Imputed interest	(40,079)
Present value of operating lease obligation	$416,041

The Company has one leased facility which is office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component.

For the three months ended March 31, 2021, the components of lease expense, included in cost of services and general and administrative expenses and the related interest expense in the consolidated statements of operations income, are as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Operating lease cost:
Operating lease cost	$31,617	$31,119
Financing lease cost:
Amortization of financed lease assets	$26,200	$43,562
Interest expense	5,417	3,997
Total lease cost	$31,617	$47,559

12. STOCK BASED COMPENSATION

Number of options outstanding:
2018 Equity Incentive Plan	7,726,677
Options granted not part of a shareholder approved plan	2,200,000

March 31, 2021	9,926,677

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

The following table reflects the stock options for the three months ended March 31, 2021:

A summary of stock option activity is as follows:

Number of options outstanding:
Beginning of year	9,601,677
Granted	500,000
Exercised	(175,000)
Forfeited	-

March 31, 2021	9,926,677

Number of options exercisable at end of period	6,953,076
Number of options available for grant at end of period	273,323

Weighted average option prices per share:	$0.40
Granted during the period	0.56
Exercised during the period	0.375
Forfeited during the period	-
Outstanding at end of the period	0.39
Exercisable at end of period	$0.40

Stock-based compensation expense attributable to stock options was $180,000 for the three month period ended March 31, 2021 and $145,797 for the three month period ended March 31, 2020. As of March 31, 2021, there was approximately $1,170,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 5 years.

During the three month period ended March 31, 2021, the Company granted options to purchase 500,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.56 per common share. Total value was $243,964.

The Company did not issue any options or warrants during the three month period ended March 31, 2020.

2021

Expected option life (years)	6.5
Expected stock price volatility	117%
Expected dividend yield	—%
Risk-free interest rate	1.15%

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

13. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent approximately $22,500 for the three-month period ended March 31, 2021. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

During the year ended December 31, 2020, the Company obtained $200,000 in debt and granted a warrant to a related party for consulting services over the following 18 months, see note 10 and 12 for additional related party transaction details.

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

Net revenues for the three months ended March 31, 2021 and 2020 include revenues from significant customers as follows:

	Three Month Ended March 31,
	2021	2020
Customer A	54%	40%
Customer B	11%	32%

Accounts receivable balances as of March 31, 2021 and December 31, 2020 from significant customers are as follows:

	March 31,	December 31,
	2021	2020
Customer A	93%	79%
Customer C	0%	14%

15. SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Company entered into several promissory notes with various investors of the Company with a face value of $405,000 (“the Notes”). The Notes have a beneficial conversion feature valued at $405,000, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 8% and are payable quarterly and twelve months after issuance, 1/12 of the principle will repaid monthly. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a Qualified Offering.

Effective on May 5, 2021 the board approved an amended and restated stock option plan that increases the available options from 8,000,000 shares to 18,000,000 shares, which was approved by majority written consent of the shareholders.

On May 6, 2021, the Company issued 300,000 common stock options to a new board member at an exercised price of $0.78 per share. The option vests monthly over 36 months.

On May 11, 2021, the Company issued 63,339 shares of common stock to an investor that converted $25,000 of principal and $336 of interest in to shares per the Notes agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean nDivision, Inc.

nDivision Inc. (“nDivision” or the “Company”) was incorporated under the laws of the state of Nevada. nDivision’s registered office is located at 7301 N. State Highway 161, Suite 100, Irving, TX, 75039. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers (GSP). The Company operates in most states of the United States of America.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company has transition its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2020, which are included herein.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	March 31,
	2021	2020	Change
Revenue	$1,377,454	$1,666,890	$(289,436)
Cost of revenue	1,142,023	1,020,152	121,871
Operating expenses	1,370,594	735,953	634,641
Other (expenses) income	113,025	30,047	82,978
Net loss	$(1,248,188)	$(119,262)	$(1,128,926)

Revenues decreased by $289,436 or 17% compared with the same period last year. Revenue increased by approximately $205,400 from new customers and an increase of approximately $71,800 of new, non-recurring revenue, which was offset by approximately $228,000 loss of customers and $338,700 due to changes in services or devices. The loss of customers were non-renewed contracts, including one contract that was terminated per their agreement for customer convenience and effectively terminated on March 31, 2020; approximately $41,700 of monthly recurring revenue.

Cost of revenue includes system infrastructure, software licenses, wages and related payroll taxes and employee benefits of the engineers providing direct services to our customers. There is a component of these costs that are recurring and fixed to provide our minimum service level as a managed service provider. Cost of revenue increased by $121,871 or 12% compared with the same period last year. The increase was related to the addition of three service employees in 2020 and converting two contract laborers to employees in the second quarter of 2020 to support recurring contracts and additional direct expenses incurred including annual service personnel salary increases. This was offset by the decrease in depreciation for fully depreciated assets. Gross profit decreased by $411,307 and the gross margin decreased by approximately 22%. This was caused by the lower than expected revenue and the additional costs incurred from the new service employees, professional services cost and increase is MSP costs.

Operating expenses increased by $634,641 or 70% compared with the same period last year. There was an increase for a new marketing campaign, compensation for a new Chief Revenue Officer and the addition of two new sales directors, sales commissions, and consulting fees, increased stock compensation expense which was partially offset by decreases in travel, depreciation, and other general expenses. The Company’s management is continuing to control operating expenses while also implementing management growth strategies.

The Company incurred a net loss of $1,248,188 and $119,261 for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in the net loss is primarily related to the increase in operating expenses and lower profit margins.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2021	As at December 31, 2020
Current assets	$2,449,372	$2,459,189
Current liabilities	$2,371,081	$2,160,942
Working capital	$78,291	$298,247

Cash Flows

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities	$(824,039)	$(198,893)
Cash flows used in investing activities	(14,302)	(15,154)
Cash flows provided by (used in) financing activities	753,104	(64,714)
Net decrease in cash during period	$(85,237)	$(278,761)

At March 31, 2021, the Company had cash of $1,721,369 or a decrease of $85,237 from the December 31, 2020 cash balance. Cash flow used in operating activities was $824,039 for the three months ended March 31, 2021. The decrease is primarily related to increased net loss sustained during the quarter. At March 31, 2021 and December 31, 2020 deferred revenue was $702,803 and $870,184, respectively.

Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was $14,302 and $15,154, respectively. For the period ended March 31, 2021 the use of cash was primarily due to the repayment of debt related to the acquisition of equipment and software licenses.

Net cash flows provided by financing activities for the three months ended March 31, 2021 was $753,104 compared to net cash flows used in financing activities of $64,714 in the three months ended March 31, 2020. The increase is primarily related to the issuance of notes payable of $785,000 net of repayment of the finance lease obligations.

Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand, projected operations and short-term debt from the factoring of receivables. Management believes the cash flow from operations and cash on hand will be sufficient to finance operations over the next twelve months.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company has transition its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $10,000 and $26,000 as of March 31, 2021 and December 31, 2020, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three months ended March 31, 2021.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules were effective for the Company in the first quarter of 2021. The Company determined that the adoption of this ASU had no impact on its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2021. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended March 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021 the Company entered several promissory notes with various investors of the Company with a face value of $785,000. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a Qualified Offering.

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

NDIVISION, INC.
(Registrant)

Dated: May 14, 2021	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: May 14, 2021	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

