Form 10-Q
period 2021-06-30
nDivision Inc.
filed 2021-08-16
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

43,719,870 common shares issued and outstanding as of August 13, 2021.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION, INC.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended June 30, 2021

NDIVISION INC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$784,970	$1,806,606
Accounts receivable, net (allowance for doubtful accounts was $10,000 at June 30, 2021 and $26,000 at December 31, 2020)	721,396	531,244
Prepaid expenses	280,460	121,339
Total current assets	1,786,826	2,459,189

Equipment and software licenses - at cost, less accumulated	-	-
depreciation and amortization	472,794	540,918

Other assets
Intangible asset, less accumulated amortization	354,044	455,320
Right-of-use asset	390,748	441,940
Total other assets	744,792	897,260

Total assets	$3,004,412	$3,897,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$141,376	$153,427
Accrued liabilities	434,557	373,487
Deferred revenue	543,042	870,184
Current portion of acquisition note payable	-	18,102
Current portion of notes payable	-	514,678
Current portion of operating lease payable	89,894	105,615
Current portion of finance lease obligations	132,522	125,449
Total current liabilities	1,341,391	2,160,942

Note payable, net of current portion	-	195,822
Convertible notes payable, net of discount	897,632	734,282
Operating lease payable, net of current portion	300,053	336,520
Finance lease obligations, net of current portion	334,325	380,209
Total long-term liabilities	1,532,010	1,646,833

Commitments	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 43,719,870 and 42,499,783 shares issued and outstanding, respectively	43,720	42,500
Additional paid in capital	8,820,931	7,160,175
Accumulated deficit	(8,733,640)	(7,113,083)
Total stockholders' equity	131,011	89,592
Total liabilities and stockholders' equity	$3,004,412	$3,897,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month's Ended June 30,		Six Month's Ended June 30,
	2021	2020	2021	2020

Service revenue	$1,571,072	$1,503,056	$2,948,526	$3,169,946

Service costs	1,251,361	1,010,975	2,393,384	2,031,127
Gross profit	319,711	492,081	555,142	1,138,819

Operating expenses
Selling, general and administrative expenses	1,219,531	697,198	2,590,125	1,433,151

Loss from operations	(899,820)	(205,117)	(2,034,983)	(294,332)

Other income (expense)
Interest expense	(189,739)	(28,750)	(302,975)	(58,797)
Gain on SBA PPP extinguishment	716,982	-	716,982	-
Other income	208	-	419	-
Other income (expense)	527,451	(28,750)	414,426	(58,797)

Net loss before income tax	(372,369)	(233,867)	(1,620,557)	(353,129)

Income tax expense	-	-	-	-

Net loss	$(372,369)	$(233,867)	$(1,620,557)	$(353,129)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Weighted average shares outstanding	42,806,010	41,249,783	42,663,616	41,249,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Common Stock	Common Stock	Additional Paid In	Accumulated	Total Shareholders Equity
	Shares	Par	Capital	Deficit	(Deficit)
2021
Balance, December 31, 2020	42,499,783	42,500	7,160,175	(7,113,083)	89,592

Amortization of stock option and warrant expense			297,417		297,417

Beneficial conversion feature			620,375		620,375

Exercise of stock options	85,103	85	(85)		-

Net loss for the three months ended March 31, 2021				(1,248,188)	(1,248,188)

Balance, March 31, 2021	42,584,886	42,585	8,077,882	(8,361,271)	(240,804)

Amortization of stock option and warrant expense	-	-	178,765	-	178,765

Beneficial conversion feature	-	-	405,000	-	405,000

Conversion of notes payable and accrued interest, net of unamortized discount	1,134,984	1,135	159,284	-	160,419

Net loss for the three months ended June 30, 2021	-	-	-	(372,369)	(372,369)

Balance, June 30, 2021	43,719,870	$43,720	$8,820,931	$(8,733,640)	$131,011

	Common Stock	Common Stock	Additional Paid In	Accumulated	Total Shareholders' Equity
	Shares	Par	Capital	Deficit	(Deficit)
2020
Balance, December 31, 2019	41,249,783	$41,250	$6,037,767	$(5,614,157)	$464,860

Amortization of stock options	-	-	145,797	-	145,797

Net loss for the three months ended March 31, 2020	-	-	-	(119,262)	(119,262)

Balance, March 31, 2020	41,249,783	$41,250	$6,183,564	$(5,733,419)	$491,395

Amortization of stock options	-	-	138,645	-	138,645

Net loss for the three months ended June 30, 2020	-	-	-	(233,867)	(233,867)

Balance, June 30, 2020	41,249,783	$41,250	$6,322,209	$(5,967,286)	$396,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(1,620,557)	$(353,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,404	226,016
Provision for doubtful accounts	(16,000)	(8,190)
Amortization of beneficial conversion feature	154,252	-
Non-cash lease expense	51,192	44,185
Stock based compensation	476,182	284,442
Forgiveness of SBA PPP loan	(716,982)	-
Loss of sale of asset	-	1,473
Changes in assets and liabilities
Accounts receivable	(174,152)	146,764
Prepaid expenses	(159,121)	(67,842)
Change in operating lease liability	(52,188)	(20,127)
Accounts payable and accrued liabilities	60,393	(65,381)
Deferred revenue	(327,142)	(742,658)
Net cash used in operating activities	(2,123,719)	(554,447)

Cash flows from investing activities
Repayment of debt related to acquisition	(18,102)	(25,677)
Acquisition of equipment and software licenses	(3,892)	(3,272)
Net cash used in investing activities	(21,994)	(28,949)

Cash flows from financing activities
Proceeds from convertible notes payable	1,190,000	710,500
Repayment of finance lease obligations	(65,923)	(138,050)
Net cash provided by financing activities	1,124,077	572,450

Net decrease in cash	(1,021,636)	(10,946)
Cash, beginning of period	1,806,606	1,757,695
Cash, end of period	$784,970	$1,746,749

Supplemental cash flow disclosures
Interest paid	$22,723	$11,542
Non-cash financing activities:
Purchase of equipment under capital lease	$27,112	$550,066
Conversion of notes payable to common stock, net of unamortized discount	$160,419	$-
Beneficial conversion feature	$1,025,375	$-

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

2. LIQUIDITY

The Company has experienced significant losses and negative cash flows from operations in the past. Management has secured new managed services contracts, implemented a new strategic growth strategy to increase monthly recuring revenue to improve the overall profitability and cash flows of the Company.

During the six months ended June 30, 2021, the Company received proceeds from the issuance of convertible notes payable of approximately $1,190,000. The Company also has working capital of $445,435 at June 30, 2021.

The Company has continued to increase the monthly recurring revenue during the six months ended June 30, 2021, however the Company has had to increase resources to support the new implementations and increased business at an accelerated rate.

The Company has not factored any receivables under this agreement for the three and six months ended June 30, 2021, and 2020, however management does expect to use the factoring of certain account receivable for cash flow purposes in the next twelve months.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 30, 2021 from which the accompanying December 31, 2020 results are derived.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, nDivision Services Inc. (incorporated in the state of Texas). All inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these unaudited condensed consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.

Revenue Recognition

For revenue recognition arrangements that we determine are within the scope of Topic ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that we will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we evaluate the goods or services promised within each contract related performance obligation and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Contract Costs - all incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset the Company otherwise would have recognized is one year or less in duration.

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

Accounts Receivable

Accounts receivables are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $10,000 and $26,000 as of June 30, 2021 and December 31, 2020, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three and six months ended June 30, 2021, and 2020.

Paycheck Protection Note Payable

The Company received a loan from the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the amount of $710,500. The loan was subject to a note dated May 2, 2020 and has been forgiven to the extent proceeds of the loan are used for eligible expenditures such as payroll and other expenses described in the CARES Act. The Company applied for full forgiveness of this loan. As of May 15, 2021, the SBA confirmed the application for forgiveness has been approved and that the PPP loan in the amount of $710,500 plus accrued interest of $6,482 has been forgiven.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. For periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 14,455,500 and 13,524,000 of common stock equivalents excluded for the three and six months ended June 30, 2021, and 6,916,000 and 6,932,500 of common stock equivalents excluded for the three and six months ended June 30, 2020, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $188,670 and $347,529 for the three and six months ended June 30, 2021 and $2,405 and $7,496 for the three and six months ended June 30, 2020, respectively and is included in selling, general and administrative expenses.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2021, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	June 30,	December 31,
	2021	2020
Equipment and software	$630,904	$599,900
Software licenses	1,302,141	1,302,141
	1,933,045	1,902,041
Less - Accumulated depreciation and amortization	(1,460,251)	(1,361,123)
	$472,794	$540,918

Depreciation and amortization expense related to assets for the three and six months ended June 30, 2021, and 2020 was approximately $49,306 and $99,128, and $62,139 and $124,740, respectively.

Included in the above paragraph is depreciation and amortization expense related to leased assets for the three and six months ended June 30, 2021, of approximately $40,181 and $80,803, and approximately $44,800 and $88,363 for the three and six months ended June 30, 2020, respectively.

6. INTANGIBLE ASSETS

Intangible Assets

As of June 30, 2021

	Useful Life	Cost	Accumulated Amortization	Net Book Value

Service Contracts	5	$1,012,335	$658,291	$354,044

There was approximately $50,638 and $101,276 of amortization expense for each of the three and six month periods ended June 30, 2021 and 2020. Service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.

Over the next three fiscal years annual amortization expense for these finite life intangible assets will total approximately $354,044 as follows: remainder of fiscal 2021 - $101,276, fiscal 2022 - $202,551, fiscal 2023 - $50,217.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. As of June 30, 2021, the Company has not recorded any impairments.

7. ACCRUED LIABILITIES

	June 30,	December 31,
	2021	2020
Accrued compensation	$155,913	$138,707
Accrued interest	80,815	23,185
Accrued sales tax	6,091	23,525
Accrued franchise tax	12,388	11,832
Accrued professional fees and other payables	179,350	176,238
Total accrued liabilities	$434,557	$373,487

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The Company has not factored any receivables under this agreement for the three and six months ended June 30, 2021, and 2020, however management does expect to use the factoring of certain account receivable for cash flow purposes in the next twelve months.

9. NOTE PAYABLE

On May 2, 2020, the Company entered into a Paycheck Protection Program loan for $710,500 in connection with the CARES Act related to COVID-19.

Under the PPP of the Coronavirus Aid, Relief and Economic Security Act (the “Act”), up to the full principal amount of a loan and any accrued interest can be forgiven if the borrower uses all of the loan proceeds for forgivable purposes (payroll, benefits, lease/mortgage payments and/or utilities) required under the Act and any rule, regulation, or guidance issued by the Small Business Administration (the “SBA”) pursuant to the Act (collectively, the “Forgiveness Provisions”). The amount of forgiveness of the PPP loan depends on the borrower’s payroll costs over either an eight-week or twenty-four-week period beginning on the date of funding. Any processes or procedures established under the Forgiveness Provisions must be followed and any requirements of the Forgiveness Provisions must be fully satisfied to obtain such loan forgiveness. Pursuant to the provisions of the Act, the first six monthly payments of principal and interest will be deferred. Interest will accrue during the deferment period. The borrower must pay principal and interest payments on the fifth day of each month beginning seven months from the date of the applicable promissory note.

On April 30, 2021, the Company submitted its PPP Loan Forgiveness Application to the SBA. On May 15, 2021, the SBA confirmed the application for forgiveness has been approved and that its PPP loan, in the amount of $710,500 plus accrued interest of $6,482, has been forgiven and included in other income on the unaudited condensed consolidated statements of operations.

Aggregate interest expense on this loan at the time of forgiveness was approximately $6,482.

10. CONVERTIBLE NOTES PAYABLE

The Company entered into promissory notes (“the Notes”) with investors of the Company with a face value of $2,240,000 of which $200,000 is from a related party, with $1,190,000 raised during the six months ended June 30, 2021, and $1,050,000 raised during the year ended December 31, 2020. The Notes had an initial beneficial conversion feature valued at $1,361,675, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. For the three and six months ended June 30, 2021, the Company amortized $129,919 and $154,253 of the discount to interest expense. The Notes have an interest rate of 8%. The principle and interest of the Notes are due in full beginning September 2022 through April 2023 or can be converted into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a debt or equity offering that occurs subsequent to the date of the closing of the offering that results in gross offering proceeds of at least $5,000,000.

During the three months ended June 30, 2021, $550,000 of the Notes and $3,994 of accrued interest was converted into 1,134,984 shares of common stock and the related unamortized discount of $393,575 was netted against additional paid in capital.

11. LEASE OBLIGATIONS

The Company finances certain property and equipment using finance leases. The finance lease obligations represent the present value of the minimum lease payments, net of imputed interest. The finance lease obligations are secured by the underlying leased assets. Leases are payable in monthly installments ranging from $354 to $4,397, including interest, ranging from 3.6% to 12% per annum.

Future minimum lease payments, including principle and interest, under the finance leases for subsequent years are as follows:

Year ended
Remainder of 2021	$84,844
2022	155,642
2023	136,058
2024	117,774
2025	43,970

Total	538,288
Less: interest	(71,441)
Present value of net minimum lease payments	466,847

Short term	(132,522)
Long term total	$334,325

Lease payments for the three and six months ended June 30, 2021 and 2020 were approximately $42,905 and $85,962 and $76,917, and $146,662, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $454,474 and $509,050 as of June 30, 2021 and December 31, 2020, respectively.

Operating Lease

The Company determines if a contract contains a lease at inception. US GAAP requires the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option will result in an economic penalty. The Company’s real estate leases are classified as operating leases.

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

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used incremental borrowing rates as of January 1, 2019, for operating leases that commenced prior to that date.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2021, are:

Weighted average remaining lease term	41 Months
Weighted average incremental borrowing rate	5.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the unaudited condensed consolidated balance sheet as of June 30, 2021:

Remainder of 2021	$42,381
2022	129,392
2023	131,859
2024	120,871
Total undiscounted future minimum lease payments	424,503
Less: Imputed interest	(34,556)
Present value of operating lease obligation	$389,947

Short term	(89,894)
Long term total	$300,053

The Company has one leased facility which is office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component.

For the three and six months ended June 30, 2021, the components of lease expense, included in cost of services and general and administrative expenses and the related interest expense in the consolidated statements of operations income, are as follows:

	Three months ended June 30, 2021	Three months ended June 30, 2020
Operating lease cost:
Operating lease cost	$31,617	$33,194
Financing lease cost:
Amortization of financed lease assets	$34,077	$44,800
Interest expense	8,850	3,526
Total lease cost	$42,927	$48,326

	Six months ended June 30, 2021	Six months ended June 30, 2020
Operating lease cost:
Operating lease cost	$63,234	$64,313
Financing lease cost:
Amortization of financed lease assets	$67,668	$88,363
Interest expense	19,197	7,523
Total lease cost	$86,865	$95,886

12. STOCK BASED COMPENSATION

Number of options outstanding:
2018 Equity Incentive Plan	8,326,677
Options granted not part of a shareholder approved plan	700,000

June 30, 2021	9,026,677

Effective on May 5, 2021, the Board approved an amended and restated stock option plan that increases the available options from 8,000,000 shares to 18,000,000 shares, which was approved majority written consent of the shareholders.

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

The following table reflects the stock option activity for the six months ended June 30, 2021:

Number of options outstanding:
Beginning of year	9,601,677
Granted	1,100,000
Exercised	(175,000)
Forfeited	(1,500,000)

June 30, 2021	9,026,677

Number of options exercisable at end of period	7,600,913
Number of options available for grant at end of period	9,673,323

Weighted average option prices per share:	$0.40
Granted during the period	0.76
Exercised during the period	0.375
Forfeited during the period	0.34
Outstanding at end of the period	0.37
Exercisable at end of period	$0.40

Stock-based compensation expense attributable to stock options was $137,449 and $280,946 for the three and six month periods ended June 30, 2021, and $138,645 and $284,442 for the three and six month periods ended June 30, 2020, respectively. As of June 30, 2021, there was approximately $1,101,100 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 5 years.

During the six month period ended June 30, 2021, the Company granted options to purchase 1,100,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.76 per common share. Total value was $691,128.

The Company did not issue any options or warrants during the six month period ended June 30, 2020.

2021

Expected option life (years)	6.5
Expected stock price volatility	114%-117%
Expected dividend yield	—%
Risk-free interest rate	1.15%-1.58%

During the year ended December 31, 2020, the Company issued a warrant to a related party consultant to purchase up to 750,000 shares of common stock at a per common share price of $0.625. The consulting contract is for eighteen months and the warrant term is eighteen months. The warrant vests immediately and the total value was approximately $174,000.

Stock-based compensation expense attributable to issued warrants was $28,988 and $57,996 for the three and six month periods ended June 30, 2021, respectively. There was no expense during the three and six month periods ended June 30, 2020. As of June 30, 2021, there was approximately $96,660 of unrecognized stock compensation expense related to these warrants.

During the year ended December 31, 2020, the Company issued 1,250,000 share of Company stock to consultants, valued $437,500 or $0.35 per common share. These services are for a 19 months and are expensed over that period.

Stock-based compensation expense attributable to issued Company common stock was $69,079 and $137,240 for the three and six month periods ended June 30, 2021, respectively. There was no expense during the three and six month periods ended June 30, 2020. As of June 30, 2021, there was approximately $204,723 of unrecognized stock compensation expense related to the stock issuance.

The Gamwell contract acquisition warrants remain outstanding. The warrant can be exercised for 122,752 of the Company’s common stock at an exercise price of $0.375 per share and expire April 23, 2028.

13. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent approximately $45,000 for the six-month period ended June 30, 2021. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

During the year ended December 31, 2020, the Company obtained $200,000 in debt and granted a warrant to a related party for consulting services over the following 18 months, see Notes 10 and 12 for additional related party transaction details.

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

Net revenues for the three and six months ended June 30, 2021 and 2020 include revenues from significant customers as follows:

	Three Month Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	59%	38%	57%	39%
Customer C	10%	34%	11%	33%

Accounts receivable balances as of June 30, 2021 and December 31, 2020 from significant customers are as follows:

	June 30,	December 31,
	2021	2020
Customer A	76%	79%
Customer C	9%	14%

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

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020, which are included herein.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	June 30,
	2021	2020	Change
Revenue	$1,571,072	$1,503,056	$68,016
Cost of revenue	1,251,361	1,010,975	240,386
Operating expenses	1,219,531	697,198	522,333
Other income (expenses)	527,451	(28,750)	556,201
Net loss	$(372,369)	$(233,867)	$138,502

Revenues increased by $68,016 or 5% compared with the same period last year. Revenue increased by approximately $270,606 from new customers and an increase of approximately $110,650 of new, non-recurring revenue, which was offset by approximately $81,566 loss of customers and loss of $231,674 due to changes in services or devices. The loss of customers were non-renewed contracts. This loss of revenue primarily related to the loss of a single customer that continued and extended their Help Desk services.

Cost of revenue includes system infrastructure, software licenses, wages and related payroll taxes and employee benefits of the engineers providing direct services to our customers. TPart of these costs that are recurring and fixed to provide our minimum service level as a managed service provider. Cost of revenue increased by $240,386 or 24% compared with the same period last year. The increase was related to the addition of nine service employees in 2021 to support recurring contracts and additional direct expenses incurred including annual service personnel salary increases. This was offset by the decrease in depreciation for fully depreciated assets. Gross profit decreased by $172,370 and the gross margin decreased by approximately 13%. This was caused by the lower-than-planned for revenue and the additional costs incurred from the new service employees, professional services cost and increase is MSP costs.

The Company’s management team is continuing to focus on controling operating expenses while also implementing new growth strategies Operating expenses increased by $522,333 or 75% compared with the same period last year. There was an increase for a new marketing campaign, compensation for a new Chief Revenue Officer and the addition of one new sales director, sales commissions, and consulting fees, increased stock compensation expense which was partially offset by decreases in travel, depreciation, and other general expenses. The Company’s management is continuing to control operating expenses while also implementing management growth strategies.

Other income (expenses) increased by $556,201 compared with the same period last year. The increase was primarily due to the gain from the SBA PPP loan forgiveness, which was partially offset by the increase in interest expense related to the convertible debt.

The Company incurred a net loss of $372,369 and $233,867 for the three months ended June 30, 2021, and 2020, respectively. The increase in the net loss is primarily related to the increase in operating expenses and lower profit margins.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	June 30,
	2021	2020	Change
Revenue	$2,948,526	$3,169,946	$(221,420)
Cost of revenue	2,393,384	2,031,127	362,257
Operating expenses	2,590,125	1,433,151	1,156,974
Other income (expenses)	414,426	(58,797)	473,223
Net loss	$(1,620,557)	$(353,129)	$1,267,428

Revenues decreased by $221,420 or 7% compared with the same period last year. The Company increased recurring revenue by approximately $470,992 from new customers and increased implementation fees by approximately $182,480 for these new contracts. This was offset by approximately $955,899 from a lost customers and overall lower services fees to existing customers based on changes in these customers services and monitored devices. These decreasea in revenue were primarily from a single customer.

Cost of revenue increased by $362,257 or 18% compared with the same period last year. The increase was related to the addition of nine service employees in the second quarter of 2021 to support recurring contracts and additional direct expenses incurred. This was offset by the decrease in depreciation for fully depreciated assets. This was a result of lower-than-planned revenue and the additional costs incurred from the new service employees, professional services cost and increase is MSP costs.

Operating expenses increased by $1,156,974 or 81% compared with the same period last year. The primary difference was the increased expenses in a new marketing campaign, investor relations expenses, compensation for new Chief Revenue Officer and the addition of two new sales directors and related sales expenses. In addition, there was an increase in non-cash expenses of stock-based compensation and the amortization of the beneficial conversion feature of newly issued convertible debt. Management is in the process of implementing its sales strategy that has increased operating expenses to achieve long-term revenue growth and profitability.

Other income (expenses) increased by $473,223 compared with the same period last year. The increase was primarily due to the gain from the SBA PPP loan forgiveness, which was partially offset by the increase in interest expense related to the convertible debt.

The Company incurred a net loss of $1,620,557 and $353,129 for the six months ended June 30, 2021 and 2020, respectively. The increase in the net loss is primarily related to the increases in cost of revenue and operating expenses.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2021	As at December 31, 2020
Current assets	$1,786,826	$2,459,189
Current liabilities	$1,341,391	$2,160,942
Working capital	$445,435	$298,247

Cash Flows

	Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities	$(2,123,719)	$(554,447)
Cash flows used in investing activities	(21,994)	(28,949)
Cash flows provided by financing activities	1,124,077	572,450
Net decrease in cash during period	$(1,021,636)	$(10,946)

On June 30, 2021, the Company had cash of $784,970 or a decrease of $1,021,636 from the December 31, 2020. Cash used in operating activities was $2,123,719 for the six months ended June 30, 2021. The increase in cash used in operating activity is primarily related to increased net loss sustained during the period. On June 30, 2021 and December 31, 2020 deferred revenue was $543,042 and $870,184, respectively.

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $21,994 and $28,949, respectively. The acquisition loan was paid in full during the six months ended June 30, 2021

Net cash flows provided by financing activities for the six months ended June 30, 2021 was $1,124,077 compared to $572,450 for the six months ended June 30, 2020. The increase is primarily related to the issuance of convertible notes payable of $1,190,000 net of repayment of the finance lease obligations.

The Company has not factored any receivables under this agreement for the three and six months ended June 30, 2021 and 2020, however management does expect to use the factoring of certain account receivable for cash flow purposes in the next twelve months.

Management intends to finance operating costs over the next twelve months from the date of filing these unaudited condensed consolidated financial statements with existing cash on hand, projected cash flow from operations and short-term debt from the factoring of receivables. Management continues to monitor cash flow and monthly recurring revenues to adjust expenses as necessary to complete the implementation of several new recurring revenue contracts and support the business until these contracts are fully implemented, and the monthly billing begins. Management believes the cash flow from operations and cash on hand will be sufficient to finance operations over the next twelve months.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $10,000 and $26,000 as of June 30, 2021 and December 31, 2020, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three and six months ended June 30, 2021 and June 30, 2020.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2021. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended June 30, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2021 the Company entered several promissory notes with various investors of the Company with a face value of $1,190,000. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a Qualified Offering.

During the six months ended June 30, 2021, $550,000 of the promissory notes and $3,994 of accrued interest was converted into 1,134,984 shares of common stock.

The above Convertible Promissory Notes are exempt from registration pursuant to Regulation D, Rule 506(b), and related state securities laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.2	Amended Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 2016)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NDIVISION, INC.
(Registrant)

Dated: August 16, 2021	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: August 16, 2021	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

