Form 10-Q
period 2021-09-30
nDivision Inc.
filed 2021-11-15
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

43,719,870 common shares, $0.001 par value per share, issued and outstanding as of November 12, 2021.

2

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

•	our business is dependent on key clients, and the loss of a key client could have an adverse effect on our business and results of operations;

•	a loss of business or non-payment from significant clients could materially affect our results of operations;

•

if we provide inadequate service or cause disruptions in our clients’ businesses or fail to comply with the quality standards required by our clients under our agreements, it could result in significant costs to us, the loss of our clients and damage to our corporate reputation;

•

our failure to detect and deter criminal or fraudulent activities or other misconduct by our employees could result in loss of trust from our clients and negative publicity, which would have an adverse effect on our business and results of operations;

•

our business depends in part on our capacity to invest in technology as it develops, and substantial increases in the costs of technology or our inability to attract and retain the necessary computer engineers could have a material adverse effect on our business, financial condition, results of operations and prospects;

•	competitive pricing pressure may reduce our revenue or gross profits and adversely affect our financial results.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION INC.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended September 30, 2021

4

NDIVISION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$362,786	$1,806,606
Accounts receivable, net (allowance for doubtful accounts was $10,000 at September 30, 2021 and $26,000 at December 31, 2020)	676,502	531,244
Prepaid expenses	222,961	121,339
Total current assets	1,262,249	2,459,189

Equipment and software licenses - at cost, less accumulated depreciation and amortization	431,731	540,918

Other assets
Intangible asset, less accumulated amortization	-	455,320
Right-of-use asset	365,152	441,940
Total other assets	365,152	897,260

Total assets	$2,059,132	$3,897,367

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$205,737	$153,427
Accrued liabilities	500,043	373,487
Deferred revenue	485,431	870,184
Current portion of acquisition note payable	-	18,102
Current portion of notes payable	-	514,678
Current portion of operating lease payable	107,640	105,615
Current portion of finance lease obligations	132,522	125,449
Total current liabilities	1,431,373	2,160,942

Note payable, net of current portion	-	195,822
Convertible notes payable, net of discount	1,050,430	734,282
Operating lease payable, net of current portion	254,925	336,520
Finance lease obligations, net of current portion	301,026	380,209
Total long-term liabilities	1,606,381	1,646,833

Commitments

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 43,719,870 and 42,499,783 shares issued and outstanding, respectively	43,720	42,500
Additional paid in capital	9,043,802	7,160,175
Accumulated deficit	(10,066,144)	(7,113,083)
Total stockholders' equity (deficit)	(978,622)	89,592
Total liabilities and stockholders' equity (deficit)	$2,059,132	$3,897,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Service revenue	$1,695,923	$1,477,296	$4,644,449	$4,647,242

Service costs	1,460,285	1,046,413	3,853,669	3,077,540
Gross profit	235,638	430,883	790,780	1,569,702

Operating expenses
Selling, general and administrative expenses	1,057,415	931,874	3,647,540	2,365,025
Impairment of intangible asset	302,115	-	302,115	-

Loss from operations	(1,123,892)	(500,991)	(3,158,875)	(795,323)

Other income (expense)
Interest expense	(208,734)	1,047	(511,709)	(57,750)
Gain on SBA PPP extinguishment	-	-	716,982	-
Other income	122	-	541	-
Other income (expense)	(208,612)	1,047	205,814	(57,750)

Net loss before income tax	(1,332,504)	(499,944)	(2,953,061)	(853,073)

Income tax expense	-	-	-	-

Net loss	$(1,332,504)	$(499,944)	$(2,953,061)	$(853,073)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.07)	$(0.02)

Weighted average shares outstanding	43,719,870	41,249,783	43,019,570	41,249,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Common Stock	Common Stock	Additional Paid In	Accumulated	Total Shareholders'
	Shares	Par	Capital	Deficit	Equity (Deficit)
2021
Balance, December 31, 2020	42,499,783	$42,500	$7,160,175	$(7,113,083)	$89,592

Amortization of stock option and warrant expense	-	-	297,417	-	297,417

Beneficial conversion feature	-	-	620,375	-	620,375

Exercise of stock options	85,103	85	(85)	-	-

Net loss for the three months ended March 31, 2021	-	-		(1,248,188)	(1,248,188)

Balance, March 31, 2021	42,584,886	$42,585	$8,077,882	$(8,361,271)	$(240,804)

Amortization of stock option and warrant expense	-	-	178,765	-	178,765

Beneficial conversion feature	-	-	405,000	-	405,000

Conversion of notes payable and accrued interest, net of unamortized discount	1,134,984	1,135	159,284	-	160,419

Net loss for the three months ended June 30, 2021	-	-	-	(372,369)	(372,369)

Balance, June 30, 2021	43,719,870	$43,720	$8,820,931	$(8,733,640)	$131,011

Amortization of stock option and warrant expense	-	-	222,871	-	222,871

Net loss for the three months ended September 30, 2021	-	-	-	(1,332,504)	(1,332,504)

Balance, September 30, 2021	43,719,870	$43,720	$9,043,802	$(10,066,144)	$(978,622)

	Common Stock	Common Stock	Additional Paid In	Accumulated	Total Shareholders'
	Shares	Par	Capital	Deficit	Equity
2020
Balance, December 31, 2019	41,249,783	$41,250	$6,037,767	$(5,614,157)	$464,860

Amortization of stock options	-	-	145,797	-	145,797

Net loss for the three months ended March 31, 2020	-	-	-	(119,262)	(119,262)

Balance, March 31, 2020	41,249,783	$41,250	$6,183,564	$(5,733,419)	$491,395

Amortization of stock options	-	-	138,645	-	138,645

Net loss for the three months ended June 30, 2020	-	-	-	(233,867)	(233,867)

Balance, June 30, 2020	41,249,783	$41,250	$6,322,209	$(5,967,286)	$396,173

Amortization of stock options	-	-	230,867	-	230,867

Beneficial conversion feature	-	-	75,000	-	75,000

Net loss for the three months ended September 30, 2020	-	-	-	(499,944)	(499,944)

Balance, September 30, 2020	41,249,783	$41,250	$6,628,076	$(6,467,230)	$202,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(2,953,061)	$(853,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293,396	331,128
Provision for doubtful accounts	(16,000)	15,713
Amortization of beneficial conversion feature	307,050	555
Non-cash lease expense	76,788	81,973
Stock based compensation	699,053	515,309
Forgiveness of SBA PPP loan	(716,982)	-
Impairment of intangible asset	302,115
Loss of sale of asset	-	2,210
Changes in assets and liabilities
Accounts receivable	(129,258)	16,694
Prepaid expenses	(101,622)	(49,592)
Change in operating lease liability	(79,570)	(68,889)
Accounts payable and accrued liabilities	190,240	77,615
Deferred revenue	(384,753)	(957,244)
Net cash used in operating activities	(2,512,604)	(887,601)

Cash flows from investing activities
Repayment of debt related to acquisition	(18,102)	(39,829)
Acquisition of equipment and software licenses	(3,892)	(11,394)
Net cash used in investing activities	(21,994)	(51,223)

Cash flows from financing activities
Proceeds of convertible notes payable	-	500,000
Proceeds from convertible notes payable	1,190,000	710,500
Repayment of finance lease obligations	(99,222)	(179,399)
Net cash provided by financing activities	1,090,778	1,031,101

Net (decrease) increase in cash	(1,443,820)	92,277
Cash, beginning of period	1,806,606	1,757,695
Cash, end of period	$362,786	$1,849,972

Supplemental cash flow disclosures
Interest paid	$34,610	$23,354
Non-cash financing activities:
Purchase of equipment under capital lease	$27,112	$550,066
Conversion of notes payable to common stock, net of unamortized discount	$160,419	$-
Beneficial conversion feature	$1,025,375	$75,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nDivision Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

nDivision Inc. (“nDivision” or the “Company”) was incorporated under the laws of the State of Nevada. nDivision’s registered office is located at 7301 N. State Highway 161, Suite 100, Irving, TX, 75039. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers. The Company operates in most states of the United States of America.

2. LIQUIDITY AND GOING CONCERN

The Company has, and is continuing to, experience significant losses and negative cash flows from operations. Management has secured new managed services contracts, implemented a new strategic sales strategy, focusing on large resellers in the industry to increase monthly recurring revenue to improve the overall profitability and cash flows of the Company.  The Company is also exploring additional options for short-term financing until these new strategies have fully developed and are generating the necessary cash flow.

During the nine months ended September 30, 2021, the Company received proceeds from the issuance of convertible notes payable of approximately $1,190,000. The Company also had negative working capital of $169,124 on September 30, 2021.

The Company has continued to increase the monthly recurring revenue during the nine months ended September 30, 2021, however the Company has increased resources to support the new implementations and increased business at an accelerated rate. This increase was compounded by a single contract which required significant  resources above what was originally planned.  Due to the challenges with this contract, the Company has agreed to a discount of $90,000, which has been included in these financials statements as a reduction to sales and accounts receivable.

The Company has not factored any receivables under the Company’s factoring credit facility agreement for the three and nine months ended September 30, 2021, and 2020. The Company receives 90% of the factored receivables for a fee of 2.4% of the factored invoice and has committed to a minimum balance of $150,000 of invoices factored for six months. As of November 13, 2021, the Company has factored approximately $210,000 of its invoices and received approximately $189,000 advance on these factored receivables.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the near future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand, factoring of receivables, obtaining additional debt and/or the private placement of common stock. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced. The spread of COVID-19 around the world has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company has transitioned its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 from which the accompanying December 31, 2020 results are derived.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, nDivision Services Inc. (incorporated in the State of Texas). All inter-company accounts and transactions are eliminated in consolidation.

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

Revenue Recognition

For revenue recognition arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that we will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we evaluate the goods or services promised within each contract related performance obligation and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Accounts Receivable

Accounts receivables are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $10,000 and $26,000 as of September 30, 2021, and December 31, 2020, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. During the three and nine months ended September 30, 2021, the Company recorded in operating expense a $302,115 impairment related to the contracts purchased in February 2018 based on the expected negative cash flow from the business unit over the next 18-month period. The Company did not record any impairment during the three and nine months ended September 30, 2020.

Paycheck Protection Note Payable

The Company received a loan from the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the amount of $710,500. The loan was subject to a note dated May 2, 2020, and subject to forgiveness to the extent proceeds of the loan are used for eligible expenditures such as payroll and other expenses described in the CARES Act. The Company applied for full forgiveness of this loan. As of May 15, 2021, the Small Business Administration (the “SBA”) confirmed the application for forgiveness has been approved and the PPP loan in the amount of $710,500 plus accrued interest of $6,482 has been forgiven.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. For periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 14,025,000 and 14,362,000 of common stock equivalents excluded for the three and nine months ended September 30, 2021, and 10,991,000 and 8,285,000 of common stock equivalents excluded for the three and nine months ended September 30, 2020, respectively, because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $94,705 and $442,234 for the three and nine months ended September 30, 2021 and $14,915 and $22,411 for the three and nine months ended September 30, 2020, respectively, and is included in selling, general and administrative expenses.

Stock-Based Compensation

Compensation expense related to share-based transactions, including employee stock options, is measured in the financial statements based on a determination of the fair value. The grant date fair value is determined using the Black-Scholes-Merton pricing model. For all stock options, the Company recognizes expense over the requisite service period on a straight-line basis (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2021, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules were effective for the Company in the first quarter of 2021. The Company determined that the adoption of this ASU had no impact on its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity”, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company expects the primary impacts of this new standard will be to increase the carrying value of its convertible debt and reduce its reported interest expense. In addition, the Company will be required to use the if-converted method for calculating diluted earnings per share. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future unaudited condensed consolidated financial statements.

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	September 30,	December 31,
	2021	2020
Equipment and software	$630,904	$599,900
Software licenses	1,302,141	1,302,141
	1,933,045	1,902,041
Less - accumulated depreciation and amortization	(1,501,314)	(1,361,123)
	$431,731	$540,918

Depreciation and amortization expense related to assets for the three and nine months ended September 30, 2021, and 2020 was approximately $41,063 and $140,191, and $54,474 and $179,214, respectively.

Included in the above paragraph is depreciation and amortization expense related to leased assets for the three and nine months ended September 30, 2021, of approximately $36,792 and $117,595, and approximately $39,103 and $127,466 for the three and nine months ended September 30, 2020, respectively.

6. INTANGIBLE ASSETS

Intangible Assets

As of September 30, 2021

	Useful Life	Cost	Accumulated Amortization and Impairment	Net Book Value

Service Contracts	5	$1,012,335	$1,012,335	$-

There was approximately $50,637 and $151,913 of amortization expense for each of the three- and nine-month periods ended September 30, 2021 and 2020. Service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years. The Company recorded an impairment of $302,115 related to the intangible asset during the three and nine months ended September 30, 2021, as the undiscounted cashflows for the Company are negative for the remaining life of these contracts.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.

7. ACCRUED LIABILITIES

	September 30,	December 31,
	2021	2020
Accrued compensation	$135,850	$138,707
Accrued interest	122,477	23,185
Accrued sales tax	6,684	23,525
Accrued franchise tax	14,066	11,832
Accrued professional fees and other payables	220,966	176,238
Total accrued liabilities	$500,043	$373,487

8. FACTORING CREDIT FACILITY

The Company has agreements with an unrelated third party for factoring of specific accounts receivable. Under this arrangement, the Company has transferred the relevant receivables to the factor in exchange for cash and is prevented from selling or pledging the receivables. The agreement provides for an advanced rate of 90% with a fee of 2.4% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional 0.06% charge for each additional day until the invoice(s) are paid. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet. The Company has not factored any receivables under this agreement for the three and nine months ended September 30, 2021, and 2020, however management expects to use the factoring of certain account receivable for cash flow purposes during the next twelve months.

On October 22, 2021, the Company entered into a new one-year purchase and security agreement to factor its accounts receivable, replacing the previously signed factoring agreement. The agreement provides for an advanced rate of 90% with a fee of 2.4% to be charged on the gross face amount of the invoices purchased for 30 days. The Company has retained late payment and credit risk related to the factored receivables and therefore continues to recognize the factored receivables in their entirety on its balance sheet.

9. NOTE PAYABLE

On May 2, 2020, the Company entered into a PPP loan for $710,500 in connection with the CARES Act related to COVID-19.

Under the PPP of the CARES Act, up to the full principal amount of a loan and any accrued interest can be forgiven if the borrower uses all of the loan proceeds for forgivable purposes (payroll, benefits, lease/mortgage payments and/or utilities) required under the CARES Act and any rule, regulation, or guidance issued by the SBA pursuant to the CARES Act (collectively, the “Forgiveness Provisions”). The amount of forgiveness of the PPP loan depends on the borrower’s payroll costs over either an eight-week or twenty-four-week period beginning on the date of funding. Any processes or procedures established under the Forgiveness Provisions must be followed and any requirements of the Forgiveness Provisions must be fully satisfied to obtain such loan forgiveness. Pursuant to the provisions of the CARES Act, the first six monthly payments of principal and interest will be deferred. Interest will accrue during the deferment period. The borrower must pay principal and interest payments on the fifth day of each month beginning seven months from the date of the applicable promissory note.

On April 30, 2021, the Company submitted its PPP Loan Forgiveness Application to the SBA. On May 15, 2021, the SBA confirmed the application for forgiveness has been approved and that its PPP loan, in the amount of $710,500 plus accrued interest of $6,482 has been forgiven and included in other income on the unaudited condensed consolidated statements of operations.

Aggregate interest expense on this loan at the time of forgiveness was approximately $6,482.

10. CONVERTIBLE NOTES PAYABLE

The Company entered into promissory notes (the “Notes”) with investors of the Company with a face value of $2,240,000 of which $200,000 is from a related party, with $1,190,000 raised during the nine months ended September 30, 2021, and $1,050,000 raised during the year ended December 31, 2020. The Notes had an initial beneficial conversion feature valued at $1,361,675, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. For the three and nine months ended September 30, 2021, the Company amortized $140,332 and $294,585 of the discount to interest expense. The Notes have an interest rate of 8%. The principle and interest of the Notes are due in full beginning September 2022 through April 2023 or can be converted into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a debt or equity offering that occurs subsequent to the date of the closing of the offering that results in gross offering proceeds of at least $5,000,000.

During the nine months ended September 30, 2021, $450,000 of the Notes and $3,994 of accrued interest was converted into 1,134,984 shares of common stock and the related unamortized discount of 293,575 was netted against additional paid in capital.

11. LEASE OBLIGATIONS

The Company finances certain property and equipment using finance leases. The finance lease obligations represent the present value of the minimum lease payments, net of imputed interest. The finance lease obligations are secured by the underlying leased assets. Leases are payable in monthly installments ranging from $354 to $4,397, including interest ranging from 7.35% to 12% per annum.

Future minimum lease payments, including principle and interest, under the finance leases for subsequent years are as follows:

Year ended
Remainder of 2021	$42,422
2022	155,642
2023	136,058
2024	117,774
2025	43,970

Total	495,866
Less: interest	(62,318)
Present value of net minimum lease payments	433,548

Short term	(132,522)
Long term total	$301,026

Lease payments for the three and nine months ended September 30, 2021 and 2020 were approximately $42,422 and $128,384 and $52,385 and $199,047, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $417,683 and $509,050 as of September 30, 2021 and December 31, 2020, respectively.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2021 are:

Weighted average remaining lease term	38 Months
Weighted average incremental borrowing rate	5.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021:

Remainder of 2021	$10,764
2022	129,392
2023	131,859
2024	120,871
Total undiscounted future minimum lease payments	392,886
Less: Imputed interest	(30,321)
Present value of operating lease obligation	$362,565

Short term	(107,640)
Long term total	$254,925

The Company has one leased facility which is office, manufacturing and warehouse space. The Company is responsible for real estate taxes, utilities and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component.

For the three and nine months ended September 30, 2021, the components of lease expense, included in cost of services and general and administrative expenses and the related interest expense in the consolidated statements of operations income, are as follows:

	Three months ended September 30, 2021	Three months ended September 30, 2020
Operating lease cost:
Operating lease cost	$31,617	$30,946
Financing lease cost:
Amortization of financed lease assets	$33,298	$39,104
Interest expense	9,124	11,375
Total lease cost	$42,422	$50,479

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Operating lease cost:
Operating lease cost	$94,851	$92,840
Financing lease cost:
Amortization of financed lease assets	$99,221	$127,466
Interest expense	29,164	18,768
Total lease cost	$128,385	$146,234

12. STOCK BASED COMPENSATION

Number of options outstanding:
2018 Equity Incentive Plan	8,235,011
Options granted not part of a shareholder approved plan	700,000

September 30, 2021	8,935,011

Effective on May 5, 2021, the Board of Directors of the Company (the “Board of Directors”) approved an amended and restated stock option plan that increases the available options from 8,000,000 shares to 18,000,000 shares, which was approved majority written consent of the shareholders.

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

The following table reflects the stock option activity for the nine months ended September 30, 2021:

Number of options outstanding:
Beginning of year	9,601,677
Granted	1,700,000
Exercised	(175,000)
Forfeited / Expired	(2,191,666)

September 30, 2021	8,935,011

Number of options exercisable at end of period	6,997,510
Number of options available for grant at end of period	9,679,886

Weighted average option prices per share:	$0.41
Granted during the period	0.55
Exercised during the period	0.375
Forfeited during the period	0.40
Outstanding at end of the period	0.38
Exercisable at end of period	$0.40

Stock-based compensation expense attributable to stock options was $124,804 and $405,750 for the three and nine month periods ended September 30, 2021, and $230,867 and $515,309 for the three and nine month periods ended September 30, 2020, respectively. As of September 30, 2021, there was approximately $914,874 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 5 years.

During the nine month period ended September 30, 2021, the Company granted options to purchase 1,700,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.55 per common share. Total value was $922,924.

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

Stock-based compensation expense attributable to issued warrants was $28,988 and $86,984 for the three and nine month periods ended September 30, 2021, respectively. There was no expense during the three and nine month periods ended September 30, 2020. As of September 30, 2021, there was approximately $67,672 of unrecognized stock compensation expense related to these warrants.

During the year ended December 31, 2020, the Company issued 1,250,000 shares of common stock to consultants, valued $437,500 or $0.35 per share. These services are to be provided over 19 months and are expensed over that period. Stock-based compensation expense attributable to issued common stock was $69,079 and $206,319 for the three and nine month periods ended September 30, 2021, respectively. There was no expense during the three and nine month periods ended September 30, 2020. As of September 30, 2021, there was approximately $135,644 of unrecognized stock compensation expense related to the stock issuance.

The warrants issued related to the Gamwell contract acquisition remain outstanding. The warrants can be exercised for 122,752 shares of common stock at an exercise price of $0.375 per share and expire April 23, 2028.

13. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent approximately $60,000 for the nine-month period ended September 30, 2021. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew J. Norstrud’s services through Norco.

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

Net revenues for the three and nine months ended September 30, 2021 and 2020 include revenues from significant customers as follows:

	Three Month Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	62%	44%	59%	41%
Customer C	9%	27%	10%	31%

Accounts receivable balances as of September 30, 2021 and December 31, 2020 from significant customers are as follows:

	September 30,	December 31,
	2021	2020
Customer A	91%	79%
Customer E	3%	14%

15. SUBSEQUENT EVENTS

On October 25, 2021, the Company granted a member of the Board of Directors options to purchase 300,000 shares of common stock for services. The options vest over 36 months pursuant to the Company’s 2018 Plan and are valued at $90,143. The options were valued an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.35 per common share.

2021

Expected option life (years)	6.5
Expected stock price volatility	114%
Expected dividend yield	-%
Risk-free interest rate	1.35%

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

General Overview

nDivision Inc. was incorporated under the laws of the State of Nevada. nDivision’s registered office is located at 7301 N. State Highway 161, Suite 100, Irving, TX, 75039. The Company provides managed IT services and project-based professional services in the information technology industry, selling its services directly to customers and through global service providers. The Company operates in most states of the United States of America.

In December 2019, COVID-19 surfaced. The spread of COVID-19 around the world has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company has transitioned its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

Recent Developments

The Company is in contract renegotiations with a customer and has agreed to a reduction of billed services of $90,000 that will be credited to the customer over a three-month period of future services and was recorded as a reduction of sales for the three and nine months ended September 30, 2021.  Although we are still in contractual negotiations, we expect the resulting agreement to result in a reduction of annual recurring revenue between $950,000 and $1,300,000.  The Company expects to retain approximately $500,000 in on-going annual revenue related to a portion of the original contract.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, which are included herein.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	September 30,
	2021	2020	Change
Revenue	$1,695,923	$1,477,296	$218,627
Cost of revenue	1,460,285	1,046,413	413,872
Operating expenses	1,359,530	931,874	427,656
Other income (expenses)	(208,612)	1,047	(209,659)
Net loss	$(1,332,504)	$(499,944)	$832,560

Revenues increased by $218,627 or 14.8% compared with the same period last year. Revenue increased by approximately $251,448 from new customers and an increase of approximately $71,232 of new, non-recurring revenue, which was offset by approximately $41,363 from the loss of customers and an increase of $27,310 due to changes in services or devices. Included as a reduction in revenue for the quarter is a credit to a customer for implementation fees of $90,000. The loss of customers were non-renewed contracts. This loss of revenue primarily related to the loss of a single customer that continued and extended their Help Desk services.

Cost of revenue includes system infrastructure, software licenses, wages and related payroll taxes and employee benefits of the engineers providing direct services to our customers. Part of these costs are recurring and fixed to provide our minimum service level as a managed service provider. Cost of revenue increased by $413,872 or 40% compared with the same period last year. The increase was related to the addition of nine service employees in 2021 to support recurring contracts and additional direct expenses incurred including annual service personnel salary increases. This was offset by the decrease in depreciation for fully depreciated assets. Gross profit decreased by $195,245 and the gross margin decreased by approximately 52.36% to 15.3%. This decrease in gross margin is primarily related to a single customer contract where support volumes exceeded the estimates expected when services were contracted and additional employees were necessary to provide support to both this customer and our other customers to maintain expected service levels.  Ultimately the Company was not able to bill for these additional services and the Company discounted its services during the period by $90,000, which all significantly impacted our gross margin.

The Company’s management team is continuing to focus on controlling operating expenses while also implementing new growth strategies.  Operating expenses for the quarter increased by $427,656 or 45.89% compared with the same period last year. The increases in payroll expenses, and the $302,115 impairment of intangible assets were the primary reason for the increase of operating expenses.

Other income (expenses) decreased by $209,659 compared with the same period last year. The decrease was primarily related to the non-cash interest expense related to the convertible debt issued in 2020 and the first quarter of 2021 and the impairment loss on the intangible asset.

The Company incurred a net loss of $1,332,504 and $499,944 for the three months ended September 30, 2021, and 2020, respectively. The increase in the net loss is primarily related to the increase in operating expenses, other income (expenses) and lower profit margins.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	September 30,
	2021	2020	Change
Revenue	$4,644,449	$4,647,242	$(2,793)
Cost of revenue	3,853,669	3,077,540	776,129
Operating expenses	3,949,655	2,365,025	1,584,630
Other income (expenses)	205,814	(57,750)	263,564
Net loss	$(2,953,061)	$(853,073)	$2,099,988

Revenues decreased by $2,793 compared with the same period last year. The Company increased recurring revenue by approximately $438,241 from new customers and increased implementation fees by approximately $253,711 for these new contracts. This was offset by approximately $340,111 from lost customers and overall lower services fees of more than $300,000 to existing customers based on changes in these customers’ services and monitored devices. These decreases in revenue were primarily from a single customer.

Cost of revenue increased by $776,129 or 25% compared with the same period last year. The increase was related to the addition of nine service employees in the second quarter of 2021 to support recurring contracts and additional direct expenses incurred. This was offset by the decrease in depreciation for fully depreciated assets. This was a result of lower-than-planned revenue and the additional costs incurred from the new service employees, professional services cost and increase in MSP costs. Gross profit decreased by $778,992 and the gross margin decreased by approximately 50%.  The decrease in gross margin is primarily related to a single customer contract where support volumes exceeded the estimates expected when services were contracted, and additional employees were necessary to provide support to both this customer and our other customers to maintain expected service levels.  Ultimately the Company was not able to bill for these additional services and the Company discounted its services during the period by $90,000, which all impacted our gross margin.

Operating expenses increased by $1,584,630 or 67% compared with the same period last year. The primary difference was the increased expenses in a new marketing campaign, investor relations expenses, compensation for new Chief Revenue Officer, the $302,115 impairment of intangible asset and the addition of two new sales directors and related sales expenses. In addition, there was an increase in non-cash expenses of stock-based compensation. Management is in the process of implementing its channel partner sales strategy that has increased operating expenses to achieve long-term revenue growth and profitability.

Other income (expenses) increased by $263,564 compared with the same period last year. The increase was primarily due to the gain from the SBA PPP loan forgiveness, which was offset by the increase in interest expense related to the convertible debt and the impairment of the intangible asset.

The Company incurred a net loss of $2,953,061 and $853,073 for the nine months ended September 30, 2021 and 2020, respectively. The increase in the net loss is primarily related to the increases in cost of revenue, operating expenses and other income (expense).

Liquidity and Capital Resources

Working Capital

	As at September 30, 2021	As at December 31, 2020
Current assets	$1,262,249	$2,459,189
Current liabilities	1,431,373	2,160,942
Working capital	$(169,124)	$298,247

Cash Flows

	Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities	$(2,512,604)	$(887,601)
Cash flows used in investing activities	(21,994)	(51,223)
Cash flows provided by financing activities	1,090,778	1,031,101
Net (decrease) increase in cash during period	$(1,443,820)	$92,277

On September 30, 2021, the Company had cash of $362,786 or a decrease of $1,443,820 from December 31, 2020. Cash used in operating activities was $2,512,604 for the nine months ended September 30, 2021. The increase in cash used in operating activities is primarily related to increased net loss sustained during the period. On September 30, 2021 and December 31, 2020 deferred revenue was $485,431 and $870,184, respectively.

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $21,994 and $51,223, respectively. The decrease in net cash used in investing activities is due to the acquisition loan for the purchase of the MSP contracts purchased from Gamwell being paid in full during the nine months ended September 30, 2021.

Net cash flows provided by financing activities for the nine months ended September 30, 2021 was $1,090,778 compared to $1,031,101 for the nine months ended September 30, 2020. The increase is primarily related to the issuance of convertible notes payable of $1,190,000 net of repayment of the finance lease obligations.

The Company has not factored any receivables under the Company’s factoring credit facility agreement for the three and nine months ended September 30, 2021, and 2020. The Company receives 90% of the factored receivables for a fee of 2.4% of the factored invoice and has committed to a minimum balance of $150,000 of invoices factored for six months. As of November 13, 2021, the Company has factored approximately $210,000 of its invoices and received approximately $189,000 as an advance against these factored invoices.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand, invoice factoring, obtaining additional debt and/or the private placement of common stock. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, and existing cash on hand will be insufficient to finance operations over the next twelve months, see Note 2 for more information.

In December 2019, COVID-19 surfaced. The spread of COVID-19 around the world has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company has transitioned its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

Revenue Recognition

For revenue recognition arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we evaluate the goods or services promised within each contract related performance obligation and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company recognizes revenue upon completion of our performance obligations or expiration of the contractual time to use services such as professional service hours purchased in bulk for a given time. Any early termination fees are recognized in the period the contract is terminated and the termination invoice is paid.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $10,000 and $26,000 as of September 30, 2021 and December 31, 2020, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. During the three and nine months ended September 30, 2021, the Company recorded a $302,115 impairment related to the contracts purchased in February 2018 based on the expected negative cash flow from the business unit over the next 18-month period. The Company did not record any impairment during the three and nine months ended September 30, 2020.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity”, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company expects the primary impacts of this new standard will be to increase the carrying value of its convertible debt and reduce its reported interest expense. In addition, the Company will be required to use the if-converted method for calculating diluted earnings per share. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer, have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2021. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes by the end of the 2021 fiscal year as resources allow:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended September 30, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation, and to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of its properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2021 the Company entered into several promissory notes with various investors of the Company with a face value of $1,190,000. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a Qualified Offering.

During the nine months ended September 30, 2021, $450,000 of principal and $3,994 of accrued interest on the notes was converted into 1,134,984 shares of common stock.

The offer and sale of the above described notes were exempt from registration pursuant to Rule 506(b) under Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.2	Amended Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 2016)
31	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
32	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NDIVISION, INC.
(Registrant)

Dated: November 15, 2021	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: November 15, 2021	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

