Form 10-K
period 2021-12-31
nDivision Inc.
filed 2022-04-14
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2021, was approximately $12,675,085 based on a $0.70 price paid for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,919,870 common shares as of April 13, 2022.

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

nDivision Inc. uses the ticker symbol:  NDVN.

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

Our Current Business

nDivision supports organizations in their journey towards digital transformation using advanced technologies across the datacenter, cloud, network and end user help desk. Progressive Chief Information Officers (“CIOs”) want to reduce the proportion of their IT budget that is spent on KTLO (Keeping The Lights On) and pivot towards initiatives that make the organization more effective and more efficient; however, IT Operations is still a critical business function and cannot be compromised. In the past, service providers have promised lower costs and improved service levels through labor arbitrage, achieved by utilizing offshore resources. Unfortunately, this has rarely lived up to expectations, and has generally resulted in poor service levels and constant additional costs for ‘out of scope’ work. nDivision takes a radically different approach. It hires some of the best talent in the industry, harnesses technologies like automation, artificial intelligence, machine learning and cognitive learning to dramatically reduce costs and drive up service levels. nDivision’s business model is driven by state-of-the-art technologies, low overheads through strategies that include remote working, a flat organizational structure and highly motivated & talented U.S. based employees. The net effect is a very competitive value proposition and delighted customers. nDivision’s services are industry segment agnostic and its customers range from a small and midsize business (“SMB”), through midmarket and large enterprise (the largest customer is a Fortune 500 account). It provides remote support for customer IT operations in 32 countries and across six continents. One of the top ten global technology distributor ($60bn+ revenues) recently entered into an agreement with nDivision to resell nDivision's services through its approximately 50,000 resellers in the U.S.

Services and Solutions

Autonomic Services

SINGLE PANE-OF-GLASS IT OPERATIONS

nDivision uses an integrated IT Operations platform, not a collection of tools. It is made up of over 20 different modules, all of which were developed from the ground up (i.e. no acquired IP) and are fully ITIL compliant. Organizations can choose to implement some or all of the modules, for the same all-inclusive price. Every function is available through a single pane-of-glass, providing visibility and control of incidents, remediation, assets, change management, problem management, knowledge management, SOP’s, etc.

INTEGRATED CMDB

An accurate Configuration Management Database (CMDB) is the heart of ITSM (IT Service Management). Very few major organizations have an accurate CMDB, and many of those who are trying to get there are using a spreadsheet. nDivision’s platform has an integrated CMDB that is controlled by the change management module, making it very difficult to add, remove or change Configuration Items without maintaining the integrity of the CMDB. Further, the CMDB within nDivision’s platform can store correlations and dependencies, which improves incident management, and is invaluable when planning major changes such as datacenter and/or cloud migrations.

AUTOMATIONS

There are a number of tools available that allow automations to be scripted, however, nDivision's platform provides a framework for automations spanning multiple areas such as infrastructure, operating systems, hypervisors, services, databases and major applications. These automations run across solutions from all the major vendors and can either run as standard or using a WYSIWYG ‘drag and drop’ approach, can be quickly customized to match an organization’s SOP’s. In fact, if an asset is IP-addressable, can accept keyboard-based commands and generate outputs, it can be part of an automation.

SMART IT SUPPORT

This is nDivision’s packaged 24/7 ‘all-in’ remote IT support service for Small Businesses (it is typically aimed at customers with between 10 and 100 IT users) and spans IT infrastructure (servers, storage and networking), and end user help desk support including devices (laptops, desktops, tablets and mobile phones).  SMART IT Support has three levels of service: Essential, Advanced and Premium.  Advanced includes the same service options as Essential but includes additional security-related and Microsoft cloud services, whereas Premium includes more advanced security-related and Microsoft cloud services.  Each of the three service options is priced per user, per month.  The quantities of infrastructure equipment and user devices included in the service is calculated as a ratio of the number of users under contract, with additional items charged for on a per item per month basis.  SMART IT Support provides Small Businesses with comprehensive IT support at a competitive price-point, backed by industry-leading services levels.  SMART IT Support’s transparent and published pricing makes it easy for Small Businesses to budget for their IT Support, and customers enjoy the benefits of nDivision’s autonomic services, staffed 24/7 network operations center and deep technical resources.

AUTONOMIC MANAGED SERVICE (AMS)

nDivision’s AMS makes extensive use of automation which often resolves incidents without any human involvement; this is referred to as Autonomic Resolution. In other cases, the automation will attempt to fix the problem, but if it can't, it gathers all the relevant information at the time that an incident occurs and automatically escalates the ticket to a human engineer; this is referred to as Autonomic Assistance. Sometimes, the platform will notify a human engineer that it has resolved a particular incident multiple times in a given time period and will automatically escalate the incident to Problem Management. There are also some situations where an incident cannot be addressed autonomically and a human will have to investigate the incident and carry out remediation. Where an organization does not want to use its human labor for tasks that cannot be carried out autonomically, nDivision’s AMS provides an ITIL Level 1 Autonomic Managed Service (L1 AMS) and an ITIL Level 2 Autonomic Managed Service (L2 AMS).

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

Our Proactive service provides a single point of contact for ticketing and remediation through email, web or by phone, and is charged for based on the number of devices. We install an agent on each device that allows us to quickly provide remote control support and keep patches up to date. The service includes anti-virus & anti-malware protection (or we can leverage the customer’s) and software distribution for operating systems and applications. Bare metal backups and recovery is an optional service. We leverage manufacturer warranties or a spares program, as needed. All support staff for our Proactive service are based in the U.S.

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

Employees

We had 45 employees at the end of 2021. We are not party to any collective bargaining agreements.

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

As of December 31, 2021, we had approximately $521,000 in cash and negative working capital of approximately $1,524,235. We have reported losses of approximately $4,065,900 and $1,500,000 for the years ended December 31, 2021 and 2020, respectively. We do not believe that our current recurring revenue, existing revenue opportunities, balances of cash, and factoring opportunities will be sufficient to finance our anticipated capital and operating requirements for the next twelve months from the date of filing this annual report. The Company will require significant additional debt and equity financing to support the anticipated cash requirements to run normal operations until sales have increased significantly to support the operations and without this support, there is substantial doubt about the Company’s ability to continue to operate.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10-K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business.

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

Our executive officers, directors and their affiliates, together with others who own at least 10% of our outstanding common stock, beneficially own or control more than 50% of our common stock. Accordingly, these persons, acting individually or as a group, will have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of our company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our authorized capital stock consists of One Hundred Eighty million (180,000,000) shares of common stock and Twenty million (20,000,000) shares of blank check preferred stock. If we engage in capital raising activities in the future as we did in the 2021 and previously, including issuances of common stock or securities that are convertible into, or exercisable for, our common stock, to fund the growth of our business, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have adopted an equity incentive plan pursuant to which equity awards may be granted to eligible employees (including our executive officers), directors and consultants, if our Board of Directors determines that it is in the best interest of the Company and our stockholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings. As of December 31, 2021, the Company had 9,226,544 options and 1,372,752 warrants issued and exercisable.

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

We have identified a material weakness in our internal control over financial reporting.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, and concluded that we did not maintain effective internal control over financial reporting. Specifically, management identified a material weakness over the inadequate segregation of duties consistent with control objectives and lack of multiple levels of supervision and review—see Item 9A, “Controls and Procedures,” below.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, as of August 2020, the Company has transitioned its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

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

Equity Compensation Plan Information

As of December 31, 2021, there were stock options outstanding under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”). The plan granted additional incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2018 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2018 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2018 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2018 Plan. The maximum number of shares that may be granted under the 2018 Plan is 18,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company. All stock options outstanding as of December 31, 2021 were non-qualified stock options, had exercise prices equal to the market price on the date of grant and had expiration dates 10 years from the date of grant.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	8,526,544	$0.41	9,388,353
Equity compensation plans not approved by security holders	700,000	0.34	-
Total	9,226,544	$0.41	9,388,353

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended December 31, 2021, the Company issued 1,200,000 shares of common stock for a commitment fee valued at $177,600 with no material fees.

During the year ended December 31, 2021, the Company issued 85,103 shares of common stock for the cashless exercise of stock options.

During the year ended December 31, 2021, the Company issued 1,134,984 shares of common stock for the conversion of notes payable and accrued interest valued at $160,419 with no material fees.

During the year ended December 31, 2020, the Company issued 1,250,000 shares of common stock for services valued at approximately $437,500 with no material fees. As of December 31, 2021, the Company has amortized $373,103 of the services, with the remainder being amortized during the year ended December 31, 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2021.

Item 6. Reserved

Reserved.

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

Results of Operations - Years Ended December 31, 2021 vs. December 31, 2020

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2021, and 2020, which are included herein.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	December 31,
	2021	2020	Change
Revenue	$6,143,273	$5,927,173	$216,100
Cost of revenue	5,338,979	4,107,556	1,231,423
Operating Expenses	4,875,789	3,217,188	1,658,601
Net loss	$(4,065,910)	$(1,498,926)	$2,566,984

Revenues increased by $216,100 or 4% for the fiscal year ended December 31, 2021 compared with the fiscal year ended December 31, 2020.  The change in revenue is due to the following increases:  new customers of approximately $387,400, professional services of approximately $174,500 and additional services of approximately $25,000, these increases were partially offset by terminated customers revenue of approximately $370,800 of revenue.

Cost of revenue increased by $1,231,423 or 30% compared with the prior fiscal year. The gross margin declined to 13.1%, a decreased by approximately 57.3% compared to the prior year gross margin of 30.7%.   The decrease in gross profit was from lower high margin professional services.  In addition, there was additional labor added to cost of sales to increase services provided as standard managed services provided by the Company.  Management increased these services to improve customer satisfaction and, in an effort, to improve the Company’s ability to increase sales.

Operating expenses increased by $1,658,601 or 52% compared with the prior fiscal year. There was an increase in compensation, commission expenses, marketing expenses, amortization of beneficial conversion feature expenses, stock compensation and professional service expenses, which was partially offset by decreases in travel, depreciation and rent expense.

The Company incurred a net loss of $4,065,910 and $1,498,926 for the fiscal years ended December 31, 2021 and 2020, respectively. Other income and expenses decreased by $106,940.  The net gain of other income and expenses was related to the PPP loan forgiveness of $716,982 and offset by interest expense of $717,760, an increase of interest expense of $607,950.  The increase in the net loss is primarily related to a decrease in the gross margin and an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31, 2021	December 31, 2020
Current assets	$1,256,120	$2,459,189
Current liabilities	2,780,355	2,160,942
Working capital	$(1,524,235)	$298,247

Cash Flows	Year Ended
	December 31,
	2021	2020
Cash flows used in operating activities	$(3,048,869)	$(1,445,924)
Cash flows used in investing activities	(21,994)	(64,719)
Cash flows provided by financing activities	1,785,296	1,559,554
Net (decrease) increase in cash during the year	$(1,285,567)	$48,911

At December 31, 2021, the Company had cash of $521,039. The decrease in cash of $1,285,567 from the December 31, 2020, cash balance of $1,806,606 was related to the significant losses sustained during the year and the decrease of deferred revenue.

Net cash used in investing activities for the fiscal year ended December 31, 2021, was $21,994 with $64,719 being used for the fiscal year ended December 31, 2020. During the years ended December 31, 2021, and 2020, the Company repaid debt related to the acquisition and purchased equipment and software licenses.

Net cash flows provided by financing activities for the fiscal year ended December 31, 2021, was $1,785,296 compared to $1,559,554 for the fiscal year ended December 31, 2020. During the year ended December 31, 2021, the Company received $1,190,000 proceeds from the issuance of convertible debt issuance of non-convertible debt of $515,500 and $213,606 of proceeds from a factoring agreement partially offset by repayments of finance lease obligations of $133,810. During the year ended December 31, 2020, the Company received proceeds of $1,050,000 from the issuance of convertible debt and proceeds received under the Payroll Protection Program of $710,500, offset by repayments of financed lease obligations of $200,946.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand, cash flow from operations, short-term debt from the factoring of receivables, additional debt financings and additional equity financings. The Company must raise capital through additional debt and equity financings to fund the operations of the business, there is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will not be sufficient to finance operations over the next twelve months.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that there should be a $40,000 and $26,000 allowance required for the years ended December 31, 2021 and 2020. The Company does not accrue interest on past due receivables.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. During the year ended December 31, 2021, the Company recorded a $302,115 impairment related to the contracts purchased in February 2018 based on the expected negative cash flow from the business unit over the next 18-month period. The Company did not record any impairment during the year ended December 31, 2020.

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

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of nDivision Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of nDivision Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s accumulated deficit and operating losses raise a substantial doubt about its ability to continue as a going concern.  Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to that matter.

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

Marlton, New Jersey

April 14, 2022

NDIVISION INC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$521,039	$1,806,606
Accounts receivable, net (allowance for doubtful accounts was $40,000 at December 31, 2021 and $26,000 at December 31, 2020)	571,994	531,244
Prepaid expenses	163,087	121,339
Total current assets	1,256,120	2,459,189
Equipment and software licenses - at cost, less accumulated depreciation and amortization	418,635	540,918

Other assets
Intangible asset, less accumulated amortization	-	455,320
Right-of-use asset	337,179	441,940
Total other assets	337,179	897,260

Total assets	$2,011,934	$3,897,367

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$233,217	$153,427
Accrued liabilities	888,325	373,487
Deferred revenue	229,327	870,184
Factoring credit facility	213,606	-
Current portion of note payable	118,277	514,678
Current portion of convertible notes payable, net of discount	831,991	-
Current portion of acquisition note payable	-	18,102
Current portion of operating lease payable	129,392	105,615
Current portion of finance lease obligations	136,220	125,449
Total current liabilities	2,780,355	2,160,942

Note payable	-	195,822
Convertible notes payable, net of discount	358,770	734,282
Operating lease payable, net of current portion	226,846	336,520
Finance lease obligations, net of current portion	287,911	380,209
Total long-term liabilities	873,527	1,646,833

Commitments

Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 44,919,870 and 42,499,783 shares issued and outstanding, respectively	44,920	42,500
Additional paid in capital	9,492,125	7,160,175
Accumulated deficit	(11,178,993)	(7,113,083)
Total stockholders' (deficit) equity	(1,641,948)	89,592
Total liabilities and stockholders' (deficit) equity	$2,011,934	$3,897,367

The accompanying notes are an integral part of these consolidated financial statements.

NDIVISION INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Service revenue	$6,143,273	$5,927,173

Service costs	5,338,979	4,107,556
Gross profit	804,294	1,819,617

Operating expenses
Selling, general and administrative expenses	4,573,674	3,217,188
Impairment of intangible asset	302,115	-
	4,875,789	3,217,188

Loss from operations	(4,071,495)	(1,397,571)

Other income (expense)
Interest expense	(717,760)	(109,810)
Gain on change in derivative liability	6,363	-
PPP loan forgiveness	716,982	-
Other	-	8,455
Other income (expense)	5,585	(101,355)

Net loss before income tax	(4,065,910)	(1,498,926)

Income tax expense	-	-

Net loss	(4,065,910)	(1,498,926)

Basic and diluted loss per share	$(0.09)	$(0.04)

Weighted average shares outstanding	43,232,248	41,437,625

The accompanying notes are an integral part of these consolidated financial statements.

NDIVISION INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	Amount	In Capital	Deficit	(Deficit) Equity
2020

Balance, December 31, 2019	41,249,783	$41,250	$6,037,767	$(5,614,157)	$464,860

Amortization of stock based compensation and warrant expense	-	-	690,571	-	690,571

Beneficial conversion feature	-	-	336,300	-	336,300

Common stock issued for services	1,250,000	1,250	95,537	-	96,787

Net loss	-	-	-	(1,498,926)	(1,498,926)

Balance, December 31, 2020	42,499,783	$42,500	$7,160,175	$(7,113,083)	$89,592

Amortization of stock based compensation and warrant expense	-	-	936,926	-	936,926

Common stock issued for commitment fee	1,200,000	1,200	176,400	-	177,600

Warrant issued with debt	-	-	34,050	-	34,050

Beneficial conversion feature	-	-	1,025,375	-	1,025,375

Exercise of stock options - cashless	85,103	85	(85)	-	-

Conversion of notes payable and accrued interest, net of unamortized discount	1,134,984	1,135	159,284	-	160,419

Net loss	-	-	-	(4,065,910)	(4,065,910)

Balance, December 31, 2021	44,919,870	$44,920	$9,492,125	$(11,178,993)	$(1,641,948)

The accompanying notes are an integral part of these consolidated financial statements.

NDIVISION INC
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(4,065,910)	$(1,498,926)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	331,663	432,278
Provision for doubtful accounts	14,000	24,624
Amortization of beneficial conversion feature	447,381	20,582
Amortization of debt discount	19,327	-
Non-cash lease expense	104,761	101,035
Stock based compensation	936,926	787,358
Loss on sale of assets	-	88
Gain on the change in derivative liability	(6,363)	-
Forgiveness of SBA PPP loan	(716,982)	-
Impairment of intangible asset	302,115	-
Changes in assets and liabilities
Accounts receivable	(54,750)	(7,043)
Prepaid expenses	(41,748)	(13,911)
Accounts payable	79,790	(89,749)
Accrued liabilities	327,675	-
Deferred revenue	(640,857)	(1,107,641)
Operating lease payable	(85,897)	(94,619)
Net cash used in operating activities	(3,048,869)	(1,445,924)

Cash flows from investing activities
Repayment of debt related to acquisition	(18,102)	(54,056)
Proceeds from sale of equipment and software license	-	401
Acquisition of equipment and software licenses	(3,892)	(11,064)
Net cash used in investing activities	(21,994)	(64,719)

Cash flows from financing activities
Proceeds of Paycheck Protection note payable	-	710,500
Proceeds from factor credit facility	213,606	-
Proceeds from note, net	515,500	-
Proceeds from convertible notes payable, net	1,190,000	1,050,000
Repayment of finance lease obligations	(133,810)	(200,946)
Net cash provided by financing activities	1,785,296	1,559,554

Net (decrease) increase in cash	(1,285,567)	48,911
Cash, beginning of year	1,806,606	1,757,695
Cash, end of year	$521,039	$1,806,606

Supplemental cash flow disclosures
Interest paid	$40,473	$33,318
Non-cash financing activities
Operating lease asset obtained in exchange for operating lease obligation	$-	$34,000
Conversion of notes payable and accrued interest to common stock, net of unamortized discount	$160,419	$-
Purchase of equipment under capital lease	$51,396	$550,066
Beneficial conversion feature	$1,025,375	$336,300
Debt discount issued in connection with debt	$204,900	$-
Common stock issued for commitment fees	$177,600	$-
Warrants issued with debt	$34,050	$-

The accompanying notes are an integral part of these consolidated financial statements.

nDivision Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

2. GOING CONCERN AND LIQUIDITY

The Company has, and is continuing to, experience significant losses and negative cash flows from operations. Management has secured new managed services contracts, implemented a new strategic sales strategy, focusing on large resellers in the industry to increase monthly recurring revenue to improve the overall profitability and cash flows of the Company.  The Company continues to explore additional options for short-term and long-term financing until these new strategies have fully developed and are generating the necessary cash flow.

During the year ended December 31, 2021, the Company received proceeds from the issuance of convertible and non-convertible notes payable of approximately $1,705,500. The Company had negative working capital of $1,524,235 on December 31, 2021.

The Company has continued to increase the monthly recurring revenue during the year ended December 31, 2021, however the Company has increased resources to support the new implementations and increased business at an accelerated rate. This increase was compounded by a single contract which required significant resources above what was originally planned.  Due to the challenges with this contract, the Company has agreed to a discount of $90,000, which has been included in these financials statements as a reduction to sales and accounts receivable.

The Company has factored approximately $231,175 of its invoices and received approximately $213,606 advance on these factored receivables under the Company’s factoring credit facility agreement for the year ended December 31, 2021. The fees during the year related to this factoring agreement was approximately $10,600.  The Company receives 90% of the factored receivables for a fee of 2.4% of the factored invoice and has committed to a minimum balance of $150,000 of invoices factored for six months from the initial funding in November 2021.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the near future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand, factoring of receivables, obtaining additional debt and/or the private placement of common stock. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months and at the same time pay back various convertible notes due during this same time period. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that a $40,000 and $26,000 allowance was required for the fiscal years ended December 31, 2021 and 2020, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. During the year ended December 31, 2021, the Company recorded a $302,115 impairment related to the contracts purchased in February 2018 based on the expected negative cash flow from the business unit over the next 18-month period. The Company did not record any impairment during the year ended December 31, 2020.

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

Cash is maintained with a major financial institution in the United States and may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.  At December 31, 2021 and 2020, deposits in excess of FDIC limits were $271,039 and $1,556,606, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 14,672,875 and 9,488,750 of common stock equivalents excluded for the fiscal years ended December 31, 2021 and 2020, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $456,466 and $56,943 for the fiscal years ended December 31, 2021 and 2020, respectively and is included in selling, general and administrative expenses.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2021, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	December 31, 2021	December 31, 2020

Equipment and software	$656,073	$599,900
Software licenses	1,302,143	1,302,141
	1,958,216	1,902,041
Less - Accumulated depreciation and amortization	(1,539,581)	(1,361,123)
	$418,635	$540,918

Depreciation and amortization expense related to assets for the fiscal years ended December 31, 2021 and 2020 was approximately $178,458 and $58,157 respectively.

Included in the above paragraph is depreciation and amortization expense related to leased assets for the years ended December 31, 2021 and 2020 was approximately $154,088 and $171,570, respectively.

During the year ended December 31, 2020, the Company disposed of $16,105 of equipment and software and related accumulated depreciation of $15,792, for proceeds of $401 which resulted in a gain $88.

6. INTANGIBLE ASSETS

Intangible Assets

As of December 31, 2021

	Useful Life	Cost	Accumulated Amortization	Impairment	Net Book Value

Service Contracts	5	$1,012,335	$710,220	$302,115	$-

As of December 31, 2020

	Useful Life	Cost	Accumulated Amortization	Net Book Value

Service Contracts	5	$1,012,335	$557,015	$455,320

There was approximately $153,205 and $202,551 of amortization expense for the fiscal years ended December 31, 2021 and 2020. Service contracts are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five years.  The Company recorded an impairment of $302,115 related to the intangible asset during the year ended December 31, 2021, as the undiscounted cashflows for the Company are negative for the remaining life of these contracts.

7. ACCRUED LIABILITIES

	December 31,	December 31,
	2021	2020
Accrued compensation	$187,534	$138,707
Accrued interest	144,773	23,185
Accrued sales tax	5,810	23,525
Accrued franchise tax	14,862	11,832
Derivative liability	76,137	-
Accrued payables	459,209	176,238
Total accrued liabilities	$888,325	$373,487

8. FACTORING CREDIT FACILITY

The Company had agreements with a third party for factoring of specific accounts receivable. Under this arrangement, the Company had transferred the relevant receivables to the factor in exchange for cash and was prevented from selling or pledging the receivables. The agreement provided for an advanced rate of 90% with a fee of 1.9% to be charged on the gross face amount of the invoices purchased for 30 days, and an additional 0.06% charge for each additional day until the invoice(s) were paid.

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

The balance of the accounts receivable amount factored, and the related factor payable is $213,606 as of December 31, 2021, and $0 at December 31, 2020, respectively. The Company has recognized $10,600 and $24,676 in interest expense related to these arrangements for the fiscal year ended December 31, 2021, and 2020, respectively.

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

On April 30, 2021, the Company submitted its PPP Loan Forgiveness Application to the SBA. On May 15, 2021, the SBA confirmed the application for forgiveness has been approved and that its PPP loan, in the amount of $710,500 plus accrued interest of $6,482 has been forgiven and included in other income on the consolidated statements of operations.

Aggregate interest expense on this loan at the time of forgiveness was approximately $6,482.

2021 Note (the 2021 Note)

On December 20, 2021 the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC with respect to the sale and issuance of (i) a promissory note in the principal amount of $600,000; (ii) a common stock purchase warrant to purchase up to 500,000 shares of common stock with an exercise price of $0.40 per share; and (iii) a guaranteed commitment fee in the amount of $150,000 for six months and an additional $150,000 if the loan is extended an additional six months to be paid in stock or cash.  The Company received the aggregate cash proceeds of $515,500, net of $60,000 original issue discount, $12,000 for broker fees and $12,500 in legal fees.

The Company issued 1,200,000 shares of the Company’s common stock as partial consideration for the commitment fee.  The stock price on December 20, 2021, was approximately $0.15 per common share and 1,000,000 or $150,000 was recorded as the six-month commitment fee and considered to be a derivative based on the Company’s guarantee of the stock value when AJB Capital Investments, LLC liquidates the stock.  The Company recorded a derivative liability of $82,500 and $82,500 as a debt discount at the issuance of the debt related to 1,000,000 of the shares of the Company’s common stock.  The Company recognized $27,600 as a reduction of the commitment fee accrual for the 200,000 shares issued of the Company’s common stock. The Company also recognized a gain on the change in derivative liability of $6,363 for the period ended December 31, 2021.

Pursuant to the terms of the 2021 Note, the investor has the right, only following an event of default, to convert all amounts outstanding under the Note into the shares of Common Stock (the “Conversion Shares”). The initial conversion price, following and during an event of default, for the principal and interest of the 2021 Note equals the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day period ending on the date of issuance of the Conversion Shares, or (ii) during the previous twenty (20) trading day period ending on date of conversion of the 2021 Note, subject to adjustment as provided in the 2021 Note.

The 2021 Note also contains certain negative covenants, including, among other things, prohibitions on incurrence of indebtedness, sales of assets, stock repurchases, and distributions.

10. CONVERTIBLE NOTES PAYABLE

The Company entered into promissory notes (the “Notes”) with investors of the Company with a face value of $2,240,000 of which $200,000 is from a related party, with $1,190,000 raised during the year ended December 31, 2021, and $1,050,000 raised during the year ended December 31, 2020. The Notes had an initial beneficial conversion feature valued at $1,361,675, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. For the year ended December 31, 2021, the Company amortized $447,381 of the discount to interest expense. The Notes have an interest rate of 8%. The principal and interest of the Notes are due in full beginning September 2022 through April 2023 or can be converted into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a debt or equity offering that occurs subsequent to the date of the closing of the offering that results in gross offering proceeds of at least $5,000,000.

During the year ended December 31, 2021, $450,000 of the Notes and $3,994 of accrued interest was converted into 1,134,984 shares of common stock and the related unamortized discount of $293,575 was netted against additional paid in capital and was all long-term debt at the conversion of the notes.

	December 31,	December 31,
	2021	2020
Convertible debt	$1,790,000	$1,050,000
Debt discount	599,239	315,718
Convertible debt, net of debt discount	1,190,761	734,282
Short-term convertible debt, net of debt discount	831,991	-
Long-term convertible debt, net of debt discount	$358,770	$734,282

11. LEASE OBLIGATIONS

Finance Leases

The Company finances certain property and equipment using finance leases. These leases range from one to five years. The finance lease obligations represent the present value of the minimum lease payments, net of imputed interest. The finance lease obligations are secured by the underlying leased assets. Leases are payable in monthly installments ranging from $354 to $4,397 including interest, ranging from 6.99% to 12% per annum.

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year ended

2022	$164,967
2023	145,383
2024	126,320
2025	43,970

Total	480,640
Less: interest	(56,509)
Present value of net minimum lease payments	424,131

Short term	136,220
Long term total	$287,911

Lease payments for the years ended December 31, 2021 and 2020 aggregated approximately $133,806 and $194,478, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $406,358 and $509,050 as of December 31, 2021 and 2020, respectively.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2021 are:

Weighted average remaining lease term	35 Months
Weighted average incremental borrowing rate	5.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2021:

2022	$129,392
2023	131,859
2024	120,871
Total undiscounted future minimum lease payments	382,122
Less: Imputed interest	(25,884)
Present value of operating lease obligation	$356,238

The Company has one leased facility which is office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component.

For the year ended December 31, 2021, the components of lease expense, included in cost of services and general and administrative expenses and the related interest expense in the consolidated statements of operations are as follows:

December 31, 2021
Operating lease cost:
Operating lease cost	$105,615

Financing lease cost:
Amortization of leased assets	136,311
Interest expense	36,177
Total lease cost	$172,488

12. STOCK BASED COMPENSATION

Number of options outstanding:
2018 Equity Incentive Plan	8,526,544
Options granted not part of a shareholder approved plan	700,000

December 31, 2021	9,226,544

Effective on May 5, 2021, the Board of Directors of the Company (the “Board of Directors”) approved an amended and restated stock option plan that increases the available options from 8,000,000 shares to 18,000,000 shares, which was approved majority written consent of the shareholders.

The Board of Directors approved the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to provide additional incentives to select persons who can make, are making, and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons, and to encourage and reward such contributions, by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock. The 2018 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2018 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2018 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2018 Plan. The maximum number of shares that may be granted under the 2018 Plan is 18,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

The following table reflects the stock options for year ended December 31, 2021 and 2020:

A summary of stock option activity is as follows:

	2021	2020

Number of options outstanding:
Beginning of year	9,601,677	6,939,178
Granted	2,200,000	2,825,000
Exercised	(175,000)	-
Forfeited / exchanged / modification	(2,400,133)	(162,501)

End of year	9,226,544	9,601,677

Number of options exercisable at end of year	7,223,766	6,513,572
Number of options available for grant at end of year	2,002,778	598,323

Weighted average option prices per share:
Granted during the year	$0.47	$0.30
Exercised during the year	$0.38	-
Terminated during the year	$0.35	0.60
Outstanding at end of year	$0.41	0.39
Exercisable at end of year	$0.41	$0.40

Stock-based compensation expense attributable to stock options, restricted stock awards and warrants was $936,926 for the year ended December 31, 2021. As of December 31, 2021, there was approximately $927,273 of unrecognized compensation expense related to unvested stock options, restricted stock awards and warrants outstanding, and the weighted average vesting period for those options and warrants was 5 years.  During the year ended December 31, 2021, the Company issued 85,103 shares of common stock for the cashless exercise of 175,000 stock options.

During the year ended December 31, 2021, the Company granted options to purchase 2,200,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.47 per common share. Total fair value was $1,017,898.

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

	2021	2020

Expected option life (years)	6.5	7.5
Expected stock price volatility	114-118%	114-116%
Expected dividend yield	-%	-%
Risk-free interest rate	1.15–1.58%	2.07%

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

During the year ended December 31, 2021, the Company granted a warrant to purchase 500,000 shares of common stock for $0.40 per share.  The warrant vests immediately and has a 3 year term.  The value of the warrant was $39,295.

	2021	2020

Number of warrants outstanding:
Beginning of year	872,752	122,752
Granted	500,000	750,000
Exercised, converted	-	-
Forfeited / exchanged / modification	-	-

End of year	1,372,752	872,752

13. COMMON STOCK

During the years ended December 31, 2021 and 2020, the Company issued the following stock:

2021

During the year ended December 31, 2021, $450,000 of principal and $3,994 of accrued interest on the Notes was converted into 1,134,984 shares of common stock.  As of the date of conversion, the unamortized discount that was written off was $293,575.

During the year ended December 31, 2021, the Company issued 1,200,000 shares of common stock for a commitment fee valued at $177,600.

2020

During the year ended December 31, 2020, the Company entered into three consulting agreements in which 1,250,000 shares of common stock, valued at $0.35 per share, were issued for consulting services. The value of these shares was $437,500, of which $95,537 was recognized as stock compensation expense during the year ended December 31, 2020 and $276,316 was recognized during the year ended December 31, 2021, with the remainder to be recognized during the year ended December 31, 2022.

14. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company spent $90,000 for the year ended December 31, 2021 and $72,500 for the year ended December 31, 2020. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer. The Company continues to contract Andrew Norstrud’s services through Norco.

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

Net revenues for the years ended December 31, 2021 and 2020 include revenues from significant customers as follows:

	Year Ended December 31,
	2021	2020
Customer A	58%	43%
Customer C	10%	27%

Accounts receivable balances as of December 31, 2021 and 2020 from significant customers are as follows:

	December 31,	December 31,
	2021	2020
Customer A	92%	80%
Customer E	3%	14%

16. INCOME TAXES

Year Ended December 31,
	2021	2020
Current expense (benefit):
Federal	$-	$-
State	-	-
Total current expense (benefit):	-	-

Deferred expense (benefit):
Federal	-	-
State	-	-
Total deferred expense (benefit):	-	-

Total income tax expense (benefit):	$-	$-

A reconciliation of the Company’s tax provision for (benefit from) income taxes as computed by applying the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Income at US Statutory Rate	$(1,145,431)	$(439,687)
State taxes, net of Federal benefit	-	-
Valuation allowance	1,145,431	439,687
Total	$0	$0

The net deferred income tax asset balance related to the following:

	Years Ended December 31,
	2021	2020

Net operating losses	$2,245,673	$1,391,824
Stock options	532,669	335,726
Amortization and impairment	100,997	-
Other	7,526	806
Total deferred tax assets	$2,886,865	$1,728,356
Depreciation	(30,436)	(17,358)
Total deferred tax liability	$(30,436)	$(17,358)
Deferred tax asset (liability)	$2,856,429	$1,710,998
Valuation allowance	(2,856,429)	(1,710,998)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $10,693,683.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2021 and 2020, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. The Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2021 and 2020.

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

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021 and 2020 we have not recorded any uncertain tax positions in our financial statements.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2021, and 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

17. SUBSEQUENT EVENTS

On February 25, 2022 the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC with respect to the sale and issuance of (i) a promissory note in the principal amount of $600,000; (ii) a common stock purchase warrant to purchase up to 500,000 shares of common stock with an exercise price of $0.40 per share; and (iii) a guaranteed commitment fee in the amount of $150,000 for six months and an additional $150,000 if the loan is extended an additional six months to be paid in stock or cash.  The Company received the aggregate cash proceeds of $515,500, net of $60,000 original issue discount, $12,000 for broker fees and $12,500 in legal fees.

The Company issued 1,000,000 shares of the Company’s common stock as partial consideration for the six-month commitment fee.  Other terms are similar to the terms under the note signed on December 20, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial Officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, (i) that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized and reported within the time periods specified in the and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).   A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

(ii)

We will attempt to implement the remediation efforts set out herein by the end of the 2022 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the fiscal year ended December 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2021 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal year ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Hixon	President, Chief Executive Officer, Director	62	June 2011
Brad Wiggins	Chief Administrative Officer	46	June 2011
Justin Roby	Chief Technology Officer	39	June 2011
Andrew Norstrud	Chief Financial Officer	48	January 2019
Larry King	Director	67	November 2017
Susan Conner	Director	58	June 2021
Lisa McLin	Director	45	August 2021
Kelly Hopping	Director	45	August 2021

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Alan Hixon, 62, Chief Executive Officer, Director. Mr. Hixon has over 40 years of experience in the information technology industry. Mr. Hixon has been the Chief Executive Officer of nDivision Inc. since June of 2011. Mr. Hixon led the Company to be a leading managed services and professional services partner for several large companies. nDivision Inc. provides managed services and help desk services to several national and international customers and supports customers in 32 countries on six continents. Mr. Hixon graduated from Salvatorian College.

Brad Wiggins, 46, Chief Administrative Officer. Mr. Wiggins has over 15 years of experience in the information technology and engineering industries. Mr. Wiggins was a director a director of nDivision Inc. from June of 2011 to April of 2019. As Chief Solutions Architect for nDivision, Mr. Wiggins built a reseller business which generated cash flow to fund nDivision Inc.’s growth. Mr. Wiggins then assumed the role of Chief Administrative Officer and was responsible for non-technical business processes. Mr. Wiggins attended the School of Mechanical/Aerospace Engineering at the University of Texas Arlington.

Justin Roby, 39, Chief Technology Officer. Mr. Roby has worked in the software, and information technology industries for over 15 years. Mr. Roby has is the Chief Technology Officer and served as a director of nDivision Inc. from June of 2011 to August of 2021. Mr. Roby was responsible for handling advanced technologies to gain a competitive advantage in the information technology services industry. Mr. Roby also utilized sophisticated technology to improve nDivision Inc.’s internal processes, reduce human labor, improve accuracy and increase efficiencies.

Andrew J. Norstrud, 48, Chief Financial Officer. Mr. Norstrud joined nDivision in January of 2019, however, has been consulting with nDivsion’s management team and accounting department since March of 2018.  Mr. Norstrud served as a director of nDivision from April 2019 to October of 2021. Mr. Norstrud is currently the chief financial officer and director of Grove, Inc.  Prior to joining nDivision, Mr. Norstrud served as the Chief Financial Officer for Gee Group Inc. from April 1, 2015 until June 15, 2018. Mr. Norstrud joined the Company in March 2013 as CFO and served as CEO and CFO from March 7, 2014 until April 1, 2015. Mr. Norstrud served as a director of GEE Group Inc. from March 7, 2014 until August 16, 2017. Prior to GEE Group Inc., Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc. (XPO Logistics), and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. Mr. Norstrud is a Florida licensed Certified Public Accountant.

Larry King, 67, Director. From June 2009 through May 2015, Mr. King was a Partner at BKD, LLP, serving as Dallas-Waco Office Managing Partner and then South Region Transaction Services Lead and also lead all phases of integration and assimilation of the firm’s Dallas, TX and Waco, TX offices. From June 2015 through present, Mr. King has been an executive officer of WhamTech, Inc. From March 2015 through present, Mr. King has been the founder and managing partner of King Strategy, LLC. Mr. King has served on the Advisory Board or the Board of Directors for over fifteen companies and is currently serving on the Advisory Boards of WhamTech, Inc., Kwivik Therapeutics, Inc., BlockQAI, LLC, and Amegy Bank-Dallas. Mr. King is a Certified Public Accountant and a Chartered Global Management Accountant and received a Bachelor of Science in Accounting and Operations Research from Babson College.

Susan K. Conner, 58, Director.  Since 2015 to present, Ms. Conner has served as an independent member of the Board of Directors, and the Audit &Risk Committee Chair of Pariveda Solutions, a strategic services and information technology consulting company.

As a corporate executive, she most recently served as the chief financial officer and chief operating officer of Daegis, Inc. (NASDAQ: DAEG), an international enterprise software company, from 2013 until the company was sold in late 2015. Before Daegis, Ms. Conner served as the chief financial officer of Zix Corporation (NASDAQ: ZIXI), a security technology company delivering email encryption services in the cloud, on a software as a service (SaaS) basis. From 2001 to 2006 she served as the executive vice president and chief financial officer of Pegasus Solutions, Inc. (NASDAQ: PEGS), a global technology service provider to the hospitality industry.

Beginning her career with 15 years in public accounting, Ms. Conner joined Pegasus from PricewaterhouseCoopers where she served as a partner in Audit and Business Advisory Services within the firm’s Technology, Infocom, Communications, and Entertainment and Media group. Ms. Conner received her Bachelor of Business Administration in Accounting from the University of Texas at Austin and is a licensed Certified Public Accountant in Texas.

Lisa McLin 45, Director.  Since December of 2021, Ms. McLin is the Global Vice President of Channel and Alliances for Unisys.  Prior to this, Ms. McLin has served as a vice president of multiple Go To Market functions at Rackspace Technology.  Owning strategy and execution of providing services related to building, scaling, and growing various selling methods with customers, leading acquisition and installed base teams of 120+ employees, Lisa took over the role as global vice president Alliances and Channel Sales as of 2020. Ms. McLin also serves on the boards of the Texas Conference for Women, the Rackspace Foundation, and Girls, Inc. Ms. McLin received a Bachelor of Business Administration in Accounting and Business Management from the University of Texas at San Antonio and completed the Texas Executive Education Program at the University of Texas at Austin.

Kelly Hopping 45, Director.  Ms. Hopping served as the chief marketing officer for Toptal, where she was responsible for a team of more than 110 marketers globally across communications, content, creative, digital marketing, brand strategy, events, and integrated campaigns. Prior to her service with Toptal, Ms. Hopping served as the chief marketing officer for Gartner from 2019 through 2021, where she led a full funnel team of 100 marketers for the Digital Markets small business division, focused primarily on SEO, paid media, brand advertising, and content marketing. From 2015 through 2019, Ms. Hopping held various progressive leadership positions at Rackspace, ending with vice president of Integrated Solutions and Product Marketing, where she was responsible for establishing an organization to spearhead corporate transformation and build a vertical capability for the financial services, healthcare, government and retail sectors. Ms. Hopping has a Bachelor of Science degree from Texas A&M University, as well as a Masters of Business

Administration from Harvard Business School.

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

Board and Committee Meetings

Our Board of Directors held twenty-seven formal meetings and executed twenty-two consents during the year ended December 31, 2021. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee met four times during the year ended December 31, 2021.

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

The Nominating Committee is presently composed of four non-employee, independent directors: Lisa Heritage (Chair) McLin, Susan Conner, Kelly Hopping and Larry King.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met five times during the year ended December 31, 2021.

The Audit Committee is presently composed of four non-employee, independent directors: Susan Conner (Chair), Lisa Heritage McLin, Kelly Hopping and Larry King. The Board of Directors has determined that Susan Conner and Larry King are considered “audit committee financial experts” as defined by rules of the SEC. The Board of Directors has determined that each audit committee financial expert meets the independence criteria.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants but has not done so. The Compensation Committee met once during the year ended December 31, 2021.

The Compensation Committee is presently composed of four non-employee, independent directors: Lisa Heritage McLin, Susan Conner, Kelly Hopping (Chair) and Larry King.

The Compensation Committee also has the responsibility to make recommendations to the Board of Directors regarding the compensation of directors.

Item 11. Executive Compensation

Our Board of Directors determines the compensation paid to our executive officers based upon the years of service to us, whether services are provided on a full-time basis and the experience and level of skill required. In addition, we may award our officers and directors shares of common stock as non-cash compensation as determined by the Board of Directors from time to time. The Board of Directors will base its decision to grant common stock as compensation on the level of skill required to perform the services rendered and time committed to providing services to us.

The following table shows for the fiscal year ended December 31, 2021, compensation awarded to, paid to or earned by the Company to our Named Executive Officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Hixon	2021	$121,875	$22,500	-	$-	-	-	-	$144,375
President, CEO,and Director	2020	$150,000	22,500	-	$-	-	-	-	$172,500

Andrew Norstrud,	2021	$90,000	-	$16,530	$-	-	-	-	$106,530
Chief Financial Officer	2020	$72,500	-	-	$-	-	-	-	$72,500

Brad Wiggins,	2021	$121,875	$22,500	-	$-	-	-	-	$144,375
Chief Administrative Officer	2020	$150,000	$22,500	-	$-	-	-	-	$172,500

Justin Roby,	2021	$137,000	$30,000	-	$-	-	-	-	$167,000
Chief Technology Officer	2020	$139,000	$46,500	-	$-	-	-	-	$185,500

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

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of December 31, 2021:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Alan Hixon President,	1,600,000	-	-	$0.375	2/13/2028	-	-	-	-
CEO, and Director
Andrew Norstrud,	300,000	-	-	$0.375	3/9/2028	-	-	-	-
Chief Financial Officer	20,000	-	-	$0.76	8/22/2028
	100,000	-	-	$0.19	12/22/2031
Brad Wiggins,	600,000	-	-	$0.375	2/13/2028	-	-	-	-
Chief Administrative Officer
Justin Roby,	750,000	-	-	$0.375	2/13/2028	-	-	-	-
Chief Technology Officer
Susan Conner, Director	50,000	250,000	-	$0.95	6/11/2031	-	-	-	-
Lisa McLin, Director	33,333	267,667		$0.45	8/25/2031
Kelly Hopping, Director	33,333	267,667	-	$0.45	8/25/2031	-	-	-	-
Larry King, Director	117,222	-		$0.35	7/31/2030	-	-	-	-
	225,000	-	-	$0.375	2/13/2028
	16,667	283,333		$0.24	10/25/2031

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2021 there were no options granted outside of the shareholder approved plan; no options exercised by our named officers.

During our fiscal year ended December 31, 2021 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our independent directors for their services in their capacity as directors, the Company has historically issued an option grant to the director when joining the Board of Directors and the independent directors are expected to receive stock options to purchase shares of our common stock in the future, as awarded by our Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership, as of April 13, 2022, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 13, 2022, there were 45,919,870 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Alan Hixon 4925 Greenville Ave., Suite 200 Dallas TX 75206	9,236,319	(2)	19.44%
Brad Wiggins 4925 Greenville Ave., Suite 200 Dallas TX 75206	8,236,319	(3)	17.70%
Justin Roby 4925 Greenville Ave., Suite 200 Dallas TX 75206	8,386,319	(4)	17.97%
Andrew Norstrud 4925 Greenville Ave., Suite 200 Dallas TX 75206	520,000	(5)	1.12%
Larry King 4925 Greenville Ave., Suite 200 Dallas TX 75206	400,555	(6)	0.86%
Susan Conner 4925 Greenville Ave., Suite 200 Dallas TX 75206	91,667	(7)	0.20%
Kelly Hopping 4925 Greenville Ave., Suite 200 Dallas TX 75206	75,000	(8)	0.16%
Lisa McLin 4925 Greenville Ave., Suite 200 Dallas TX 75206	75,000	(9)	0.16%

Directors and Executive Officers as a Group	27,021,179		58.84%
Nuwa Group, LLC 1415 Oakland Blvd, Suite 219 Walnut Creek, CA 94596	4,545,661	(10)	9.90%

28

__________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2022. As of April 14, 2022, there were 45,919,870 shares of our company’s common stock issued and outstanding.

(2)	Represents (i) 7,636,319 shares of common stock and (ii) 1,600,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.
(3)	Represents (i) 7,636,319 shares of common stock and (ii) 600,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.
(4)	Represents (i) 7,636,319 shares of common stock and (ii) 750,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.
(5)	Represents (i) 100,000 shares of common stock and (ii) 420,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.
(6)

Represents (i) 400,555 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 241,667 shares issuable upon vesting and exercise of remaining stock option.

(7)

Represents (i) 91,667 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 208,333 shares issuable upon vesting and exercise of remaining stock option.

(8)

Represents (i) 75,000 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 225,000 shares issuable upon vesting and exercise of remaining stock option.

(9)

Represents (i) 75,000 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 225,000 shares issuable upon vesting and exercise of remaining stock option.

(10)

Represents (i) 3,234,181 shares of common stock, (ii) 750,000 shares issuable upon the exercise of a warrant and 561,480 shares underlying a convertible note and accrued interest, assuming a conversion price of $0.40 per share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended December 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The Board of Directors has determined that Larry King, Susan Conner, Lisa McLin and Kelly Hopping are independent directors under the listing standards.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2021 and for fiscal year ended December 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Audit Fees	$104,500	$93,450
Audit Related Fees	7,500	-
Tax Fees	-	-
All Other Fees	-	-
Total	$112,000	$93,450

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(a) Documents filed as part of this Annual Report:

(1) Financial Statements

Financial Statements, included for our Company under Part II, “Item 8. Financial Statements and Supplementary Data”.

 (2) Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

(3) List of Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2016)
3.3	Bylaws of the Registrant (Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019)
4.1	Description of Registrant’s Securities
10.1	2018 Equity Incentive Plan of the Registrant (Incorporated by reference to the Registration Statement on Form S-1 originally filed on March 9, 2021).
10.2	Form of Subscription Agreement for Convertible Note Offering (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2021)
10.3	Form of Convertible Note (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2021)
10.4	Securities Purchase Agreement dated as of February 25, 2022, by and between AJB Capital Investments and the Registrant (incorporated by reference to the Form 8-K filed on March 3, 2022)
10.5	Securities Purchase Agreement dated as of December 20, 2021, by and between AJB Capital Investments and the Registrant (Incorporated by reference to the Form 8-K filed on December 27, 2021)
14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019)
14.2	Whistle Blower Policy (Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019)
21.3	Consent of Independent Registered Public Accounting Firm
31.1**

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2**

Certification of Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Act of 2002, as amended.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
32.2**

Certification of Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, as amended.

101*	Interactive Data File
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NDIVISION INC.
(Registrant)

Dated: April 14, 2022	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 14, 2022	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2022	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 14, 2022	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 14, 2022	/s/ Susan K. Conner
Susan K. Conner
Director

Dated: April 14, 2022	/s/ Kelly Hopping
Kelly Hopping
Director

Dated: April 14, 2022	/s/ Lisa McLin
Lisa McLin
Director

Dated: April 14, 2022	/s/ Larry King
Larry King
Director

