Form 10-Q
period 2022-03-31
nDivision Inc.
filed 2022-05-16
CIK 1659183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2022

or

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

 47,586,537 common shares issued and outstanding as of May 13, 2022.

2

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NDIVISION, INC.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended March 31, 2022

4

NDIVISION INC
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$249,302	$521,039
Accounts receivable, net (allowance for doubtful accounts was $40,000 as of March 31, 2022 and December 31, 2021)	471,623	571,994
Prepaid expenses	158,631	163,087
Total current assets	879,556	1,256,120

Equipment and software licenses - at cost, less accumulated
depreciation and amortization	379,051	418,635

Other assets
Right-of-use asset	310,162	337,179
Total other assets	310,162	337,179

Total assets	$1,568,769	$2,011,934

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$305,376	$233,217
Accrued liabilities	774,473	812,188
Derivative liability	173,986	76,137
Deferred revenue	74,657	229,327
Factoring credit facility	199,958	213,606
Current portion of note payable	577,783	118,277
Current portion of convertible notes payable, net of discount	1,159,179	831,991
Current portion of operating lease payable	130,065	129,392
Current portion of finance lease obligations	134,207	136,220
Total current liabilities	3,529,684	2,780,355

Convertible notes payable, net of discount	163,931	358,770
Operating lease payable, net of current portion	197,984	226,846
Finance lease obligations, net of current portion	253,369	287,911
Total long-term liabilities	615,284	873,527

Commitments

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, and 45,919,870 and 44,919,870 shares issued and outstanding, respectively	45,920	44,920
Additional paid in capital	9,913,058	9,492,125
Accumulated deficit	(12,535,177)	(11,178,993)
Total stockholders' deficit	(2,576,199)	(1,641,948)
Total liabilities and stockholders' deficit	$1,568,769	$2,011,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2022	2021

Service revenue	$1,254,870	$1,377,454

Service costs	1,362,960	1,142,023

Gross profit	(108,090)	235,431

Operating expenses
Selling, general and administrative expenses	783,490	1,370,594
	783,490	1,370,594

Loss from operations	(891,580)	(1,135,163)

Other (expense) income
Interest expense	(459,950)	(113,236)
Gain on change in derivative liability	(4,654)	-
Other income	-	211
Other (expense) income	(464,604)	(113,025)

Net loss before income tax	(1,356,184)	(1,248,188)

Income tax expense	-	-

Net loss	(1,356,184)	(1,248,188)

Basic and diluted loss per share	$(0.03)	$(0.03)

Weighted average shares outstanding	45,297,648	42,519,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Unaudited)

					Total
					Shareholders'
	Common Stock	Common Stock	Additional Paid	Accumulated	(Deficit)
	Shares	Par	In Capital	Deficit	Equity
2021
Balance, December 31, 2020	42,499,783	$42,500	$7,160,175	$(7,113,083)	$89,592

Amortization of stock-based compensation and warrant expense	-	-	297,417	-	297,417

Beneficial conversion feature	-	-	620,375	-	620,375

Common stock issued for services	85,103	85	(85)	-	-

Net loss	-	-	-	(1,248,188)	(1,248,188)

Balance, March 31, 2021	42,584,886	$42,585	$8,077,882	$(8,361,271)	$(240,804)

2022
Balance, December 31, 2021	44,919,870	$44,920	$9,492,125	$(11,178,993)	$(1,641,948)

Amortization of stock-based compensation and warrant expense	-	-	211,283	-	211,283

Common stock issued for commitment fee	1,000,000	1,000	168,900	-	169,900

Warrant issued with debt	-	-	40,750	-	40,750

Net loss	-	-	-	(1,356,184)	(1,356,184)

Balance, March 31, 2022	45,919,870	$45,920	$9,913,058	$(12,535,177)	$(2,576,199)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NDIVISION INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(1,356,184)	$(1,248,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,584	100,463
Provision for doubtful accounts	-	(16,000)
Amortization of beneficial conversion feature	132,349	70,567
Amortization of debt discount	247,852	-
Non-cash lease expense	27,017	25,596
Stock based compensation	211,283	297,417
Gain on the change in derivative liability	4,654	-
Changes in assets and liabilities
Accounts receivable	100,371	49,024
Prepaid expenses	4,456	(154,677)
Accounts payable	72,158	104,103
Accrued liabilities	(37,715)	141,131
Deferred revenue	(154,670)	(167,381)
Operating lease payable	(28,189)	(26,094)
Net cash used in operating activities	(737,034)	(824,039)

Cash flows from investing activities
Repayment of debt related to acquisition	-	(14,302)
Net cash used in investing activities	-	(14,302)

Cash flows from financing activities
Proceeds from factor credit facility, net	(13,648)	-
Proceeds from note, net	515,500	-
Proceeds from convertible notes payable, net	-	785,000
Repayment of finance lease obligations	(36,555)	(31,896)
Net cash provided by financing activities	465,297	753,104

Net decrease in cash	(271,737)	(85,237)
Cash, beginning of period	521,039	1,806,606
Cash, end of period	$249,302	$1,721,369

Supplemental cash flow disclosures
Interest paid	$47,278	$10,332
Non-cash financing activities
Cashless exercise of options	$-	$85
Purchase of equipment under capital lease	$-	$26,211
Beneficial conversion feature	$-	$620,375
Debt discount issued in connection with debt	$93,195	$-
Common stock issued for commitment fees	$169,900	$-
Warrants issued with debt	$40,750	$-

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

2. GOING CONCERN AND LIQUIDITY

The Company has, and is continuing to, experience significant losses and negative cash flows from operations. Management has secured new managed services contracts as well as continued its implementation of a strategic sales strategy, focusing on selling through and with channel partners in the industry to increase monthly recurring revenue to improve the overall profitability and cash flows of the Company.  The Company continues to explore additional options for short-term and long-term financing until these new strategies have fully developed and are generating the necessary cash flow.

During the three months ended March 31, 2022, the Company received net proceeds from the issuance of notes payable of approximately $515,500.  Moreover, subsequent to the end of the first quarter of 2022, the Company closed another convertible debt issuance on May 4, 2022, in the net amount of $408,500.  The Company had negative working capital of $2,650,128 on March 31, 2022.

The Company exited some unprofitable contracts during the quarter which resulted in negative gross margin.  With these contracts finalized, the Company does not anticipate the recurrence of such detrimental and dilutive arrangements in the future.

The Company factored approximately $652,866 of its invoices and received approximately $638,132 during the period ended March 31, 2022 from receivables factored under the Company’s factoring credit facility agreement. Additionally, principal payments amounting to $651,780 as well as the remittance of interest and fees totaling $15,856 were tendered under the Company’s factoring arrangements for the quarterly period ended March 31, 2022. The Company receives 90% of the factored receivables for a fee of 2.4% of the factored invoice and has committed to a minimum balance of $150,000 of invoices factored for six months from the initial funding in November 2021.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the near future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited consolidated condensed financial statements with existing cash on hand, factoring of receivables, obtaining additional debt and/or the private placement of common stock. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months and at the same time pay back various convertible notes due during this same time period. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited consolidated condensed financial statements. The accompanying unaudited consolidated condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world caused significant volatility in U.S. and international markets. There continues to be significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company transitioned its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company remains unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed on April 14, 2022 from which the accompanying December 31, 2021 numbers are derived.

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

Accounts Receivable

The balances of accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $40,000 as of March 31, 2022 and December 31, 2021. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method.  The Company did not record any impairment during the three months ended March 31, 2022 and 2021.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivable. See Note 13 for significant customer concentration disclosure.

Cash is maintained with a major financial institution in the United States and may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.  As of December 31, 2021, deposits in excess of FDIC limits were $271,039, while the FDIC limit of $250,000 per depositor per bank was not exceeded on March 31, 2022.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 15,624,000 of common stock equivalents excluded for the three months ended March 31, 2022 and 15,387,000 of common stock equivalents excluded for the three months ended March 31, 2021, respectively because their effect is anti-dilutive.

Marketing Costs

Marketing costs, which are expensed as incurred, totaled approximately $26,779 for the three months ended March 31, 2022 and $158,859 for the three months ended March 31, 2021, respectively and is included in selling, general and administrative expenses.

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

Leases

The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liabilities and operating lease liabilities, net of current portion, respectively on the consolidated balance sheets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement operations. As of March 31, 2022 and December 31, 2021, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

Reclassification of Certain Prior Year Balances

The account, “Derivative Liability,” has been reclassified in the balance sheet as of December 31, 2021, as reflected herein, from the line item entitled, “Accrued Liabilities,” as presented in the balance sheet as of December 31, 2021, as contained in the Company’s Form 10-K for the fiscal year then ended and presented as a separate line item herein.

Similarly, the presentation of certain liability accounts differs between the balance sheets as of March 31, 2022 and December 31, 2021 as compared to March 31, 2021 balance sheet.  As reflected on the balance sheets as contained herein, the balances of Accounts Payable and Accrued Liabilities are shown as separate item lines.  As of the period ended March 31, 2021, as provided in the Company Form 10-Q for that quarter, these accounts were combined into a single item line.

4. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on its unaudited condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies, for fiscal year beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted no earlier than fiscal years beginning after December 15, 2020.  The Company expects the primary impacts of this new standard will be to increase the carrying value of its Convertible Debt and reduce its reported interest expense. In addition, the Company will be required to use the if-converted method for calculating diluted earnings per share. The Company is currently evaluating the impact of the new guidance on its unaudited condensed consolidated financial statements and related disclosures

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future unaudited condensed consolidated financial statements.

5. EQUIPMENT AND SOFTWARE LICENSES

Equipment and software licenses consist of the following:

	March 31,	December 31,
	2022	2021
Equipment and software	$656,073	$656,073
Software licenses	1,302,143	1,302,143
	1,958,216	1,958,216
Less - Accumulated depreciation and amortization	(1,579,165)	(1,539,581)
	$379,051	$418,635

Depreciation and amortization expense related to assets for the three months ended March 31, 2022 and 2021 was approximately $39,584 and $49,825, respectively.

Included in the above paragraph is depreciation and amortization expense related to leased assets for the three months ended March 31, 2022 and 2021 of approximately $37,880 and $40,622, respectively.

6. ACCRUED LIABILITIES

	March 31,	December 31,
	2022	2021
Accrued compensation	$262,734	$187,534
Accrued interest	177,528	144,773
Accrued sales tax	2,163	5,810
Accrued franchise tax	17,637	14,862
Accrued payables	314,411	459,209
Total accrued liabilities	$774,473	$812,188

7. FACTORING CREDIT FACILITY

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

The Company factored approximately $652,866 of its invoices and received approximately $638,132 during the period ended March 31, 2022 from receivables factored under the Company’s factoring credit facility agreement. Additionally, principal payments amounting to $651,780 as well as the remittance of interest and fees totaling $15,856 were tendered under the Company’s factoring arrangements for the quarterly period ended March 31, 2022.

The balance of the accounts receivable amount factored, and the related factor payable is $199,958 as of March 31, 2022, and $213,606 on December 31, 2021, respectively.  The Company has recognized $15,856 and $0 in interest expense related to these arrangements for the three-months ended March 31, 2022 and 2021, respectively.

8. NOTES PAYABLE

The balances of Notes Payable as reflected herein relate to two notes as more fully described below.

AJB No. 1 Note

On December 20, 2021, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB No. 1 Note”) with respect to the sale and issuance of (i) a promissory note in the principal amount of $600,000; (ii) a common stock purchase warrant to purchase up to 500,000 shares of common stock with an exercise price of $0.40 per share; and (iii) a guaranteed commitment fee in the amount of $150,000 for six months and an additional $150,000 if the loan is extended an additional six months to be paid in stock or cash. The Company received the aggregate cash proceeds of $515,500, net of $60,000 original issue discount, $12,000 for broker fees and $12,500 in legal fees.  The AJB No. 1 Note can be extended for six months at the sole discretion of the Company beyond its current maturity date pursuant to the note of June 20, 2022.

The Company issued 1,200,000 shares of the Company’s common stock as partial consideration for the commitment fee. The stock price on December 20, 2021, was approximately $0.15 per common share and 1,000,000 or $150,000 was recorded as the six-month commitment fee and considered to be a derivative based on the Company’s guarantee of the stock value when AJB Capital Investments, LLC liquidates the stock. The Company recorded a derivative liability of $76,136 and $76,136 as a debt discount at the issuance of the debt related to 1,000,000 of the shares of the Company’s common stock. The Company recognized $27,600 as a reduction of the commitment fee accrual for the 200,000 shares issued of the Company’s common stock.

As of March 31, 2022, the net debt balance and derivative liability for the AJB No. 1 Note was $292,775 and $86,835, respectively.   Moreover, for the quarter ended March 31, 2022, the Company recorded a gain in the change of the derivative liability for AJB No. 1 Note of $10,698 and amortization of the discount to interest expense in the amount of $174,498.

Pursuant to the terms of the AJB No.1 Note, the investor has the right, only following an event of default, to convert all amounts outstanding under this note into the shares of Common Stock (the “Conversion Shares”). The initial conversion price, following and during an event of default, for the principal and interest of the AJB No.1 note equals the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day period ending on the date of issuance of the Conversion Shares, or (ii) during the previous twenty (20) trading day period ending on date of conversion of the AJB No.1 Note, subject to adjustment as provided said note.

The AJB No.1 Note also contains certain negative covenants, including, among other things, prohibitions on incurrence of indebtedness, sales of assets, stock repurchases, and distributions.

AJB No. 2 Note

On February 25, 2022, the Company entered into a Securities Purchase Agreement (the “AJB No. 2 Note”) with AJB Capital Investments (the “Investor”), with respect to the sale and issuance of (i) a promissory note in the principal amount of $600,000; (ii) a common stock purchase warrant to purchase up to 500,000 shares of the Company’s common stock with an exercise price of $0.40 per share; (iii) a guaranteed commitment fee of $150,000 in the form of 1,000,000 shares of Common Stock, and (iv) an additional commitment fee of $150,000 in the form of 1,000,000 shares of the Common Stock to be issued upon the extension of the note’s maturity date. The AJB No. 2 Note can be extended for six months at the sole discretion of the Company beyond its current maturity date pursuant to the note of August 25, 2022.

The Company received the aggregate net cash proceeds of $515,500 in the transactions due to reductions in the purchase price for $60,000 in original issue discount, $12,000 in broker fees, and $12,500 in legal fees and due diligence expenses of the Investor. The AJB No. 2 Note further provides for an adjustment mechanism with respect to the shares conveyed in connection with the commitment fees such that the Investor may recuperate any shortfall amount resulting from the sale of these shares if the net proceeds from such sale do not at least equal the commitment fees.

The Company issued 1,000,000 shares of the Company’s common stock as partial consideration for the commitment fee. The stock price on February 25, 2022, was approximately $0.17 per common share and 1,000,000 or $169,900 was recorded as the six-month commitment fee and considered to be a derivative based on the Company’s guarantee of the stock value when the Investor liquidates the stock. The Company recorded a derivative liability of $93,196 and $206,446 as a discount at the issuance of the debt related to 1,000,000 of the shares of the Company’s common stock and the related warrants.

As of March 31, 2022, the net debt balance and derivative liability for the AJB No. 2 Note was $285,008 and $87,152, respectively. Additionally, for the quarter ended March 31, 2022, the Company recorded a loss in the change of the derivative liability for AJB No. 2 Note of $6,044 and amortization of the discount to interest expense in the amount of $73,354.

The AJB No. 2 Note also contains representations and warranties, other covenants, and other provisions similar to those contained in the AJB No. 1 Note.

9. CONVERTIBLE NOTES PAYABLE

The Company entered into promissory notes (the “Notes”) with investors of the Company with a face value of $2,240,000 of which $200,000 is from a related party, with $1,190,000 raised during the year ended December 31, 2021, and $1,050,000 raised during the year ended December 31, 2020. The Notes had an initial beneficial conversion feature valued at $1,361,675, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. For the three-month periods ended March 31, 2022 and March 31, 2021, the amortization of the discount to interest expense amounted to $132,349 and $24,334, respectively. The Notes have an interest rate of 8%. The principal and interest of the Notes are due in full beginning September 2022 through April 2023 or can be converted into the Company’s common stock at a purchase price of the lesser of $0.40 per common share at any time after issuance or a 25% discount of the common stock price of a debt or equity offering that occurs subsequent to the date of the closing of the offering that results in gross offering proceeds of at least $5,000,000.

	March 31,	December 31,
	2022	2021
Convertible debt	$1,790,000	$1,790,000
Debt discount	466,890	599,239
Convertible debt, net of debt discount	1,323,100	1,190,761
Short-term convertible debt, net of debt discount	1,159,179	831,991
Long-term convertible debt, net of debt discount	$163,931	$358,770

10. LEASE OBLIGATIONS

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

Future minimum lease payments, including principal and interest, under the finance leases for subsequent years are as follows:

Year Ended
Remainder of 2022	$120,216
2023	145,383
2024	126,320
2025	43,970

Total	435,889
Less: interest	(48,313)
Present value of net minimum lease payments	387,576
Short term	134,207

Long term total	$253,369

Lease payments for the three months ended March 31, 2022 and 2021 aggregated approximately $44,753 and $43,057, respectively.

The finance lease obligations are secured by underlying leased assets with a net book value of approximately $368,478 and $406,358 as of March 31, 2022 and December 31, 2021, respectively.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2022 are:

Weighted average remaining lease term	32 Months
Weighted average incremental borrowing rate	5.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the consolidated balance sheet as of March 31, 2022:

Remainder of 2022	$97,100
2023	131,859
2024	120,871
Total undiscounted future minimum lease payments	349,830
Less: Imputed interest	(21,781)
Present value of operating lease obligation	$328,049

The Company has one leased facility which involves office space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component.

For the three months ended March 31, 2022 and 2021, respectively, the components of lease expense, included in cost of services and general and administrative expenses and the related interest expense in the consolidated statements of operations income, are as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Operating lease cost:
Operating lease cost	$32,292	$31,617
Financing lease cost:
Amortization of financed lease assets	$36,557	$26,200
Interest expense	8,196	5,417
Total lease cost	$44,753	$31,617

11. STOCK BASED COMPENSATION

Number of options outstanding:
2018 Equity Incentive Plan	8,826,544
Options granted not part of a shareholder approved plan	700,000

March 31, 2022	9,526,544

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

The following table reflects the stock options for the three months ended March 31, 2022:

A summary of stock option activity is as follows:

Number of options outstanding:
Beginning of year	9,226,544
Granted	300,000
Exercised	-
Forfeited	-

March 31, 2022	9,526,544
Number of options exercisable at end of period	7,476,554
Number of options available for grant at end of period	9,173,456

Weighted average option prices per share:	$0.41
Granted during the period	0.17
Exercised during the period	-
Forfeited during the period	-
Outstanding at end of the period	0.43
Exercisable at end of period	$0.41

Stock-based compensation expense attributable to stock options, restricted stock awards, and warrants was $211,283 for the three-month period ended March 31, 2022 and $297,417 for the three-month period ended March 31, 2021. As of March 31, 2022, there was approximately $786,932 of unrecognized compensation expense related to unvested stock options outstanding and warrants, and the weighted average vesting period for those options was 5 years.

During the three-month period ended March 31, 2022, the Company granted options to purchase 300,000 shares of common stock with an average vesting period of three years, an average expected life of 6.5 years and an average exercise price of $0.17 per common share. The total value of these options was $46,346 and was derived based upon the following parameters:

	2022	2021
Expected option life (years)	6.5	6.5
Expected stock price volatility	130%

		117%
Expected dividend yield	—%	—%
Risk-free interest rate	2.03%	1.15%

During the three-month period ended March 31, 2021, the Company granted options to purchase 500,000 shares of common stock with an average vesting period of 3 years, an average expected life of 6.5 years and an average exercise price of $0.56 per common share. Total value was $243,964.

In addition to options, the Company has issued warrants at various times. The Gamwell contract acquisition warrants remain outstanding. The warrant can be exercised for 122,752 of the Company’s common stock at an exercise price of $0.375 per share and expire April 23, 2028.  Moreover, the Company issued a warrant to a related party consultant to purchase up to 750,000 shares of common stock at a per common share price of $0.625. The warrant vested immediately and remained outstanding as of March 31, 2022.  This warrant expired subsequent to the end of the first quarter on May 8, 2022.

During the quarter ended March 31, 2022, the Company granted a warrant to purchase 500,000 shares of common stock for $0.40 per share. The warrant vests immediately and has a three-year term.  The value of the warrant was $39,295. This warrant, along with the warrants issued in December 2021, as discussed herein above, contain certain anti-dilution language such that while the warrant is outstanding, if the Company issues or sells, or if it is deemed to have issued or sold, any warrant or option to purchase the Company’s common stock and/or common stock equivalents with a purchase price per share less than the aforementioned per share exercise price of $0.625 or the exercise price at the time of the issuance or sale or deemed sale, with certain exceptions, the then exercise price is lowered to purchase price at which the applicable warrant or option was issued or sold.

2021

Number of warrants outstanding:
Beginning of period	1,372,752
Granted	500,000
Exercised, converted	-
Forfeited / exchanged / modification	-

End of period	1,872,752

12. RELATED PARTY TRANSACTIONS

The Company contracted with Norco Professional Services, LLC. (“Norco”) to provide consulting services. The Company incurred approximately $22,500 for the three-month period ended March 31, 2022. Norco is owned by Andrew J. Norstrud, who joined the Company in January of 2019, as the Company’s Chief Financial Officer.  Mr. Norstrud resigned from his position as the Company’s Chief Financial Officer on April 29, 2022.

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

Net revenues for the three months ended March 31, 2022 and 2021 include revenues from significant customers as follows:

	Three Month Ended March 31,
	2022	2021
Customer A	53%	54%
Customer B	12%	11%

Accounts receivable balances as of March 31, 2022 and December 31, 2021 from significant customers are as follows:

	March 31,	December 31,
	2022	2021
Customer A	85%	92%

14. SUBSEQUENT EVENTS

On May 4, 2022, the Company entered into a Securities Purchase Agreement with Mast Hill Fund, L.P. with respect to the sale and issuance of (i) a 10% promissory note in the principal amount of $500,000; (ii) a common stock purchase warrant to purchase up to 416,667 shares of common stock with an exercise price of $0.40 per share; and (iii) a commitment fee of 1,666,667 shares of the Company’s common stock.  The Company received the aggregate cash proceeds of $408,500, net of $50,000 original issue discount, $31,500 for broker fees and $10,000 in legal fees.

As mentioned previously, Mr. Norstrud resigned from his position as the Company’s Chief Financial Officer on April 29, 2022.  On that date, the Company executed that certain Proposal and Master Service Agreement by and between the Company and Harris & Dickey, LLC (the “Agreement”), pursuant to which John Tittle, Jr., CPA/CFF/CGMA, CTP, CIRA, CDBV will serve as the Company’s fractional CFO to fulfill the typical duties, responsibilities, and obligations of a public company CFO. The Company will compensate Harris & Dickey, LLC for the services of Mr. Tittle at an hourly rate of $250, subject to the payment of certain monthly retainers and other arrangements as outlined in the Agreement.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world caused significant volatility in U.S. and international markets. There continues to be significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company transitioned its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company remains unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, which are included herein.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	March 31,
	2022	2021	Change
Revenue	$1,254,870	$1,377,454	$(122,584)
Cost of revenue	1,362,960	1,142,023	220,937
Operating expenses	783,490	1,370,594	(587,104)
Other (expenses) income	(464,604)	(113,025)	(351,579)
Net loss	$(1,356,184)	$(1,248,188)	$(107,996)

Revenues decreased by $122,584 or 8.9% compared with the same period last year. Revenue increased by approximately $75,616 from new customers, which was offset by approximately $163,417 in reduced non-recurring projects and $34,783 due to changes in services or devices.

Cost of revenue includes system infrastructure, software licenses, wages and related payroll taxes and employee benefits of the engineers providing direct services to our customers. There is a component of these costs that are recurring and fixed to provide our minimum service level as a managed service provider. Cost of revenue increased by $220,937 or 19.3% compared with the same period last year. The increase was related to the addition of nine service employees compared to the first quarter 2021, additional contract labor for customer support, and increased cost of services passed through to customers, including certain termination fees. These increased costs were offset by decreases in outlays for certain professional services attributable to the cost of revenue. Gross profit decreased by $343,521 and the gross margin decreased from 17.1% to -8.6%. This was caused by the aforementioned reduced revenue levels and the additional costs incurred primarily due to new service employees and certain contract labor, primarily as a result of unprofitable contracts that were properly completed during the three-month period ended March 31, 2022.

Operating expenses decreased by $587,104 or 42.8% compared with the same period last year. This decrease was due to lower marketing costs, reductions in headcount related to the departure of the former Chief Revenue Officer and other sales and administrative personnel, decreased salaries as a result of reassignment of employees to operations, and decreases in stock compensation costs as well as depreciation and amortization expenses. These declines in operating expenses were partially offset by certain sales tax and bad debt adjustments and increases in other general expenses. The Company’s management is continuing to control operating expenses while also implementing management growth strategies.

Other (expenses) income increased by $351,579 in the three months ended March 31, 2022, compared to the same period in the previous year.  The incremental expense in this line item related to increased interest expenses on the Company’s debt.

The Company incurred a net loss of $1,356,184 and $1,248,188 for the three months ended March 31, 2022, and March 31, 2021, respectively. The increase in the net loss is primarily related to lower profit margins as offset by significantly reduced operating expenses.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2022	As of December 31, 2021
Current assets	$879,556	$1,256,120
Current liabilities	$3,529,684	$2,780,355
	$(2,650,128)	$(1,524,235)

Cash Flows

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities	$(737,034)	$(824,039)
Cash flows used in investing activities	-	(14,302)
Cash flows provided by (used in) financing activities	465,297	753,104
Net decrease in cash during period	$(271,737)	$(85,237)

As of March 31, 2022, the Company had cash of $249,302 or a decrease of $271,737 from the December 31, 2021 cash balance. Cash flow used in operating activities was $737,032 for the three months ended March 31, 2022. The decrease is primarily related to the net loss sustained during the quarter as well as a decrease in deferred revenue.  As of March 31, 2022 and December 31, 2021, deferred revenue was $74,657 and $229,327, respectively.

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $0 and $14,302, respectively. For the period ended March 31, 2021 the use of cash was primarily due to the repayment of debt related to the acquisition of equipment and software licenses.

Net cash flows provided by financing activities for the three months ended March 31, 2022 was $465,297 compared to net cash flows used in financing activities of $753,104 in the three months ended March 31, 2021. The decreased cash provided by financial activities during the three months ended March 31, 2022 related primarily to the receipt of lower debt proceeds in the quarter as compared to the same period in 2021.  Certain factoring costs also contributed to the decline in these cash flows between the two periods.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company recorded an allowance for doubtful accounts of $40,000 as of March 31, 2022 and December 31, 2021, respectively. The Company does not accrue interest on past due receivables.

Intangible Assets

Customer contracts acquired were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful life of five years using the straight-line method.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three months ended March 31, 2022.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on its unaudited condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies, for fiscal year beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted no earlier than fiscal years beginning after December 15, 2020.  The Company expects the primary impacts of this new standard will be to increase the carrying value of its Convertible Debt and reduce its reported interest expense. In addition, the Company will be required to use the if-converted method for calculating diluted earnings per share. The Company is currently evaluating the impact of the new guidance on its unaudited condensed consolidated financial statements and related disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2022. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

We have planned to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we continue to plan to address these issues through the following steps when practicable and effective from a cost-benefit standpoint:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended March 31, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of its properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company issued 1,000,000 shares of common stock for a commitment fee valued at $169,900 with no material fees.

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

NDIVISION, INC.
(Registrant)

Dated: May 16, 2022	/s/ Alan Hixon
Alan Hixon
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: May 16, 2022	/s/ John Tittle, Jr.
John Tittle, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

